Form 10-K/A
period 1996-05-31
HE RO GROUP LTD
filed 1996-09-30
CIK 875043

This paper document is being submitted pursuant to rule 902(g) of Regulation S-T

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-K/A-1

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from....................to..........................

                         Commission File Number 1-10860

                              THE HE-RO GROUP, LTD.
             (Exact name of registrant as specified in its charter)

              Delaware                                 13-36155898
              --------                                 -----------
   (State or other jurisdiction of                   (I.R.S. employer
incorporation or organization number)                identification)

   550 Seventh Avenue, New York, New York                 10018
   --------------------------------------                 -----
  (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  212 840-6047

Securities registered pursuant to Section 12(b) of the Act:

        Title of class                Name of each exchange on which registered
        --------------                -----------------------------------------
  Common Stock $.01 par value                   New York Stock Exchange


     Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]    No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based upon the closing sale price on the New York Stock Exchange on September 24, 1996, the aggregate market value of the Registrant's Common Stock, $.01 par value per share ("Common Stock"), held by non-affiliates of the registrant on such date was approximately $1,851,729.

     NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.01 PER SHARE, OUTSTANDING AS OF SEPTEMBER 24, 1996: 6,717,333 SHARES.

Documents Incorporated by Reference: None of the information required by Parts I, II and III is incorporated by reference.

Item 11. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by the Company and its subsidiaries during the fiscal years ended May 31, 1994, 1995 and 1996 to the Company's Chief Executive Officer and the next three highest paid executive officers of the Company at May 31, 1996 (the "named executive officers"). On September 24, 1993, Herbert Rounick, Founder, Chairman of the Board and Chief Executive Officer of the Company died. Prior to the appointment of Della Rounick as Chief Executive Officer on June 1, 1995, no person had been elected to the office of Chief Executive Officer as a replacement to Herbert Rounick. William
J. Carone, the Company's Chairman of the Board, was the person who served the function closest to chief executive officer.

                           SUMMARY COMPENSATION TABLE


                                                         Annual Compensation                    Long Term Compensation

                                                                                       Awards                Payouts

                                                                       Other                  Options                  Other
                                                                       Annual     Restricted  Granted                  Com-
   Name and Principal                                                  Compen-    Stock       (No.          LTIP       pensa-
        Position                 Year                        Bonus     sation     Award(s)     Shares)      Payouts    tion
          (a)                    (b)       Salary (c)         (d)       (e)         (f)         (g)          (h)        (i)
- ------------------------------------------------------------------------------------------------------------------------------------



Della Rounick ............       1996      $220,000(1)          0          0          0          0             0          0
  CEO, Co-Chairman of
  the Board                      1995        75,000(1)          0          0          0          0             0          0

                                 1994           N/A           N/A        N/A        N/A        N/A           N/A        N/A

Allan R. Bogner, .........       1996      $234,724(2)          0          0          0          0             0          0
  President and Chief
  Operating Officer              1995       296,000             0          0          0          0             0          0

                                 1994       250,000             0          0          0          0             0          0

Sam D. Kaplan ............       1996       161,346             0          0          0     25,000(3)          0          0
  Chief Financial Officer,
  Treasurer and Secretary        1995       143,461             0          0          0          0             0          0

                                 1994       117,067             0        N/A        N/A     13,000           N/A        N/A

Steven Anastos ...........       1996       191,538             0          0          0     20,000(4)          0          0
  Senior Vice President-
  Sales and Merchandise          1995       186,586             0          0          0          0             0          0

                                 1994       180,192             0          0          0     10,000             0          0


(1) Ms. Rounick became Chief Executive Officer at the beginning of fiscal 1996. During the Company's 1995 fiscal year, Della Rounick served as the Company's Vice President - Director of Design Coordination. See "Certain Relationships and Related Party Transactions."

(2) Mr. Bogner resigned from the Company on November 30, 1995. As a result, $103,250.75 of his salary representing his salary payable through March 1996 was paid as a settlement under his employment agreement. See "Employment Agreements".

(3) Options to purchase 13,000 shares of Common Stock previously granted were repriced in fiscal 1996, in addition to a grant of options to purchase 12,000 shares of Common Stock during fiscal 1996.

(4) Options to purchase 10,000 shares of Common Stock previously granted were repriced in fiscal 1996, in addition to a grant of options to purchase 10,000 shares of Common Stock during fiscal 1996.

OPTION GRANTS TABLE FOR FISCAL 1996

     The following table sets forth information relating to stock options, if any, granted during the year ended May 31, 1996 to the four named executive officers. The grants of the options set forth below are also reflected in the table under the heading Summary Compensation Table. In addition, in accordance with the disclosure rules recently enacted by the Securities and Exchange Commission, the hypothetical gains or "options spreads" for each option grant are shown based on compound annual rates of stock price appreciation of 5% and 10% from the date of grant to the expiration date. The assumed rates of growth are prescribed by the Securities and Exchange Commission and are for illustrative purposes only; they are not intended to predict the future price of the Company's stock, which will depend upon market conditions and the Company's future performance and prospects. The Company has not granted any stock appreciation rights.


                     OPTIONS GRANTED DURING THE FISCAL YEAR
                               ENDED MAY 31, 1996

                                                          Potential Realizable
                                                             Value at Assumed
                                                           Annual Rates of Stock
                                                          Price Appreciation for
                     Individual Grants                          Option Term
- --------------------------------------------------------------------------------


                            Percent of
                            Total
                            Options
                            Granted to
                            Employees     Exercise   Market
                  Options   in Fiscal     Price      Price    Expiration
    Name          Granted   Year          ($/Sh)     ($/Sh)      Date       5%($)    10%($)
- -------------------------------------------------------------------------------------------
Della Rounick          0         N/A        N/A        N/A        N/A         N/A       N/A

Allan R. Bogner        0         N/A        N/A        N/A        N/A         N/A       N/A

Sam Kaplan        10,000        5.4%      $1.00      $1.63       2001      $9,535   $14,048

Sam Kaplan        12,000        6.5%       1.00        N/A       2003           0         0

Sam Kaplan         3,000        1.6%       1.00       4.75       2000      16,031    22,455

Steven Anastos    10,000        5.4%       1.00        N/A       2003           0         0

Steven Anastos     5,000        2.7%       1.00       1.63       2001       4,767     7,024

Steven Anastos     5,000        2.7%       1.00       4.75       2000      16,031    37,424


AGGREGATED OPTIONS EXERCISED DURING AND OPTION VALUE TABLE AT THE END OF THE YEAR ENDED MAY 31, 1996

     During the year ended May 31, 1996 none of the named executive officers exercised any stock options. The following table sets forth information relating to the value at May 31, 1996 of unexercised stock options of the named executive officers who own stock options. (See "1991 Stock Option Plan").


                      VALUE OF OPTIONS AT MAY 31, 1996 (1)

                                       Number of Unexercised
                   Shares                   Options at             Value of Unexercised
                  Acquired                May 31, 1996 (1)          in-the-Money Options
                     on       Value            (#)                 at May 31, 1996(2)
                  Exercise  Realized           (d)                        (e)

Name                 (#)      ($)
(a)                  (b)      (c)    Exercisable  Unexercisable   Exercisable  Unexercisable
- --------------------------------------------------------------------------------------------
Della Rounick         0       N/A            0              0              0           0

Allan R. Bogner       0       N/A            0              0              0           0

Sam Kaplan            0       N/A        5,800         19,200         $4,350     $14,400

Steven Anastos        0       N/A        5,000         15,000         $3,750     $11,250



(1) For the number of shares subject to options exercisable within 60 days of September 26, 1996.

(2) Options are "in-the-money" if on May 31, 1996 the market price of the Common Stock exceeded the exercise price of the option. The value of options is calculated by determining the difference between the aggregate market price of the Common Stock covered by the options on May 31, 1996 and the aggregate exercise price of such options.

COMPENSATION COMMITTEE REPORT ON REPRICING OF OPTIONS

     During the year ended May 31, 1996, the Compensation Committee approved the repricing of options to purchase 13,000 shares of Common Stock held by Sam Kaplan, and 10,000 shares of Common Stock of Steven Anastos. The repricing was effected by amending the outstanding options under the 1991 Stock Option Plan providing for a lower exercise price and maintaining the existing vesting schedule. The exercise price of the cancelled options significantly exceeded the market price of the Company's Common Stock on the date the replacement options were issued. The exercise price of the replacement options granted to Messrs. Kaplan and Anastos was $1.00, which was also above the market price of a share of Common Stock on the date the replacement option was granted, but closer to the market price than the exercise price had been. The Compensation Committee approved the replacement of the options held by Messrs. Kaplan and Anastos because it concluded that these options, being significantly out-of-the-money, did not provide the desired incentive to Messrs. Kaplan and Anastos.


                             COMPENSATION COMMITTEE

                                William J. Carone
                                 Martin R. Bring


                                      Market                                Length of
                                      Price of     Exercise                 Original Option
                          Number of   Stock at     Price at     New         Term Remaining
                          Options     Time of      Time of      Exercise    at Date of
Name              Date    Repriced    Repricing    Repricing    Price       Repricing
- -------------------------------------------------------------------------------------------

Sam Kaplan       1/19/96   10,000      $.41         $2.00        $1.00       4/12/2001

Sam Kaplan       1/19/96    3,000       .41          2.00         1.00       6/29/2000

Sam Kaplan       4/12/94    3,000      1.63          4.75         2.00       6/29/2000

Steven Anastos   1/19/96    5,000       .41          2.00         1.00       4/12/2001

Steven Anastos   1/19/96    5,000       .41          2.00         1.00       6/29/2000

Steven Anastos   4/12/94    5,000      1.63          4.75         2.00       6/29/2000


             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

PHILOSOPHY.  the  Company's  executive  compensation  philosophy  is to  provide
competitive  levels  of  compensation,   integrate  management's  pay  with  the
achievement of the Company's annual and long-term performance goals, reward above average corporate performance, recognize individual initiative and achievement, and assist the Company in attracting and retaining qualified management. Performance is measured in terms of both quantitative and qualitative goals at the corporate level, the division level and the individual level. Executive compensation consists of base salary, annual cash incentive compensation in the form of bonuses or commissions and long term incentive compensation in the form of stock options. the compensation of the Company's executive officers is reviewed and approved by the Compensation Committee, which is composed entirely of nonemployee directors. Management compensation is intended to be set at levels that the Compensation Committee believes is consistent with others in the Company's industry.

     In reviewing compensation levels of the Company's key executives, the Compensation Committee considers, among other items, corporate profitability on an absolute basis as well as relative to budget; previous years' and competitors' profitability; revenues and market shares; efficiency; and the quality of products and services. Many of the same measures are used in reviewing the profitability and efficiency of the division. No specific weight is accorded to any single factor. Relative weights differ from executive to executive and change from time to time as circumstances warrant.

BASE SALARIES. Base salaries for new management employees are determined initially by evaluating the responsibilities of the position held and the experience of the individual, and by reference to the competitive marketplace for managerial and creative talent. Annual salary adjustments are determined by evaluating the competitive marketplace, the performance of the Company, the performance of the executive and any increased responsibility assumed by the executive. Salary adjustments are determined and normally made on an annual basis.

ANNUAL BONUSES. The Company has awarded bonuses in the past and may award bonuses in the future to certain employees. The amount of any bonus is discretionary and is determined based upon a combination of the level of achievement by the Company of its strategic and operating goals and the level of achievement by the individual of his or her individual objectives and goals. in addition, in determining whether to award a bonus, the Compensation Committee considers an individual's initiative and commitment to the Company. Certain of the employees earn a commission based on a percentage of the Company's net sales of the division managed by such executive of pre-tax income of the Company.

EQUITY OWNERSHIP. The Company initiated a stock option program for its key employees at the time of the Company's initial public stock offering in September 1991. Significant employee stock ownership has become an important goal in the Company's effort to link the performance of the Company to the efforts and compensation of its executives. The Compensation Committee believes that equity ownership by management is a means of aligning management's and stockholders' interests in the enhancement of stockholder value and, accordingly endorses the Company's 1991 Stock Option Plan. The Compensation Committee serves as the stock option committee under the 1991 Stock Option Plan; the purpose of the stock option committee is to administer the plan.

ESTABLISHMENT. The Compensation Committee was established in September 1991, at the time of the Company's initial public offering. The Company's general compensation plans and policies currently in effect under which its executives have been compensated for services rendered, other than the specific employment agreements for certain executive officers of the Company entered into after September 1991, were in place prior to the establishment of the Compensation Committee. These plans and polices evolved over the years when the Company operated as a private company prior to the initial public stock offering in September 1991. Currently, the Chief Executive Officer submits to the Compensation Committee for approval, proposals to hire new executives whose annual salary is expected to exceed $100,000. The Compensation Committee reviewed the terms of each of the employment agreements which the Company has entered into with its executive officers in light of the factors referred to elsewhere in this report, including compensation of comparable executives in other publicly traded apparel companies.

     During the months following the death in September 1993, of Herbert Rounick, founder of the Company and its former Chairman and Chief Executive Officer, the Board of Directors retained an executive search firm to find a replacement chief executive officer for the Company. Because a suitable chief executive officer was not found, Mr. Carone, Chairman of the Board, in order to fill the gap caused by the death of Mr. Rounick, became involved in the daily decision making activities of the Company. In June 1995, Della Rounick, the widow of Herbert Rounick and the Company's principal stockholder, assumed the responsibilities of Chief Executive Officer and Co-Chairman of the Board. Prior to such time, Ms. Rounick had been a Vice President - Director of Design Coordination for which she was paid $75,000.00 during fiscal 1995. In consideration of the additional time, effort and responsibilities assumed by Ms. Rounick with her new title, Ms. Rounick was paid $220,000.00 during fiscal 1996.


                                    COMPENSATION COMMITTEE*

                                    WILLIAM J. CARONE
                                    MARTIN R. BRING


- --------
*Members of the Compensation Committee did not participate in the creation of the 1992 Outside Directors Option Plan, and abstained from granting options thereunder and from voting thereon. The Board of Directors in its entirety participated in the creation of and the granting of options under the 1993 Outside Directors Option Plan and the 1994 Outside Directors Option Plan and all of the directors voted to approve such Plans.

                     COMPARATIVE PERFORMANCE BY THE COMPANY

     The Securities and Exchange Commission requires the Company to present a chart comparing the cumulative total stockholder return on its Common Stock with the cumulative total stockholder return of (i) a broad equity market index and
(ii) a published industry index or "peer group." Although the chart would normally be for a five-year period, the Common Stock of the Company began trading on September 20, 1991 and, as a result, the following chart commences as of such date. This chart compares the Common Stock with (i) the New York Stock Exchange Market Value Index and (ii) a group of public companies, each of which manufacturers apparel, and assumes an investment of $100 on September 20, 1991 in each of the Common Stock, the stocks comprising the New York Stock Exchange Market Value Index and the stocks of the selected apparel manufacturers.


                                   Fiscal Year Ending
                  -----------------------------------------------------
   Company          1991      1992     1993     1994     1995     1996
- ---------------   -----------------------------------------------------

He-Ro Group Ltd.     100     52.38    23.81     6.55     4.17     8.33

Peer Group           100    110.42   111.55    97.40    96.76   142.84

Broad Market         100    108.31   120.89   127.90   147.02   187.45



(1) The total return for each of the Company's Common Stock, the New York Stock Exchange Market Value Index and the selected apparel manufacturer assumes an investment of $100 on September 20, 1991 and the reinvestment of dividends (although dividends have not been declared on the Company's Common Stock) and is based on market capitalization.

(2) The "peer group" of selected apparel manufacturers consists of the following companies: Bernard Chaus, Inc., G-III Apparel Group, Ltd., Garan Incorporated, Jones Apparel Group, Inc., Kellwood Company, Liz Claiborne, Inc., Unitog Co., VF Corporation, and Yes Clothing Co.

EMPLOYMENT AGREEMENTS

     In May 1993, the Company entered into a three year employment agreement expiring on may 31, 1996 with Allan R. Bogner pursuant to which Mr. Bogner agreed to serve as the Company's President and Chief Operating Officer. Under the employment agreement, as amended, Mr. Bogner's salary for the fiscal year ended May 31, 1996 was $305,059. In addition, the employment agreement provided for a performance bonus in each fiscal year assuming certain minimum requirements of income were met by the Company. Effective November 30, 1995, Mr. Bogner resigned from the Company. On such date, Mr. Bogner entered into a settlement Agreement with the Company, pursuant to which Mr. Bogner was paid $103,250.75, his employment agreement was terminated, and Mr. Bogner agreed to certain non-compete and non-solicitation provisions.

1991 STOCK OPTION PLAN

     During 1991, the Company adopted the 1991 Stock Option Plan (the "1991 Option Plan"). The Board of Directors believes that the plan is desirable to attract and retain executives and other key employees of outstanding ability. Under the 1991 Option Plan, options to purchase an aggregate of not more than 500,000 shares of Common Stock may be granted from time to time to key employees, officers, directors, advisors and independent consultants to the Company or to any of its subsidiaries.

     The Compensation Committee of the Board of Directors serves as the Stock Option Committee under the 1991 Stock Option Plan. The Stock Option Committee exercises all of the powers of the Board of Directors in relation to the 1991
Option Plan and is generally empowered to interpret the 1991 Option Plan, prescribe rules and regulations relating thereto, determine the terms of the option agreements, amend them with the consent of the optionee, determine the employees to whom option are to be granted, determine the number of shares subject to each option and the exercise price thereof, determine the terms of paying the exercise price and other terms and conditions including whether the exercise price of an option is payable in cash or by delivery of a promissory note or previously acquired shares of Common Stock. The per share exercise price for incentive stock options ("ISO's) may not be less than 100% of the fair market value of a share of Common Stock on the date the option is granted (110% of fair market value on the date of grant of an ISO if the optionee owns more than 10% of the Common Stock of the Company), and for non-qualified stock options ("NQSOs") may not be less than 85% of the fair market value of a share of Common Stock on the date the option is granted.

     Options are exercisable for a term determined by the Stock Option Committee, which may not be less than one year or greater than ten years from the date of grant. Options may be exercised only while the original optionee has a relationship with the Company which confers eligibility to be granted options or within three months after termination of such relationship with the Company, or up to one year after death or disability. Options are not transferable other than by will or the laws of descent and distribution and may be exercised during the holder's lifetime only by the holder, his or her guardian or legal representative. No options may be granted under the 1991 Option Plan after September 26, 2001.

     Options granted pursuant to the 1991 Option Plan may be designated as ISOs, with the attendant tax benefits provided under Section 421 and 422 of the Internal Revenue Code of 1986, as amended. Accordingly, the 1991 Option Plan provides that the aggregate fair market value (determined at the time an ISO is granted) of the Common Stock subject to ISOs exercisable for the first time by an employee during any calendar year (under all plans of the Company and its subsidiaries) may not exceed $100,000. The Stock Option Committee may modify, suspend or terminate the 1991 Option Plan; provided, however, that certain material modifications affecting the 1991 Option Plan must be approved by the Company's stockholders, and any change in the 1991 Option Plan that may adversely affect an optionee's rights under an option previously granted under the 1991 Option Plan requires the consent of the optionee.

     During the year ended May 31, 1996, the Company granted to its employees 184,000 ISOs (inclusive of options that were repriced at $1.00 during the fiscal year). The last reported sale price per share of the Company's Common Stock as reported on the New York Stock Exchange Composite Tape on September 24, 1996 was $.81.

1992 OUTSIDE DIRECTORS STOCK OPTION PLAN

     On October 30, 1992, the Board of Directors adopted, subject to stockholder approval, the 1992 Outside Directors Stock Option Plan (the "1992 Plan") pursuant to which 30,000 shares of Common Stock are reserved for issuance upon the exercise of stock options granted under the 1992 Plan to directors at such time who were not employees of the Company. The stockholder of the Company approved the adoption of the 1992 Plan on March 17, 1994. The purpose of the 1992 Plan was to advance the interests of the Company by affording outside directors the opportunity to increase their equity interests in the Company by further aligning the interests of the Company's management with its stockholders. On October 30, 1992, options to purchase 10,000 shares of the Company's common stock at a price of $4.875 per share were granted under the 1992 Plan to each of Matthew A. Berdon, Martin R. Bring and Richard D. White, each of whom were the outside directors of the Company on such date. Options granted to Messrs. White and Berdon under the 1992 Plan terminated three months after the effective date of each such director's resignation from the Company's Board of Directors.

1993 OUTSIDE DIRECTORS STOCK OPTION PLAN

     On September 29, 1993, at a special meeting of the Board of Directors held after Mr. Rounick's death, the Board of Directors adopted, subject to stockholder approval, the 1993 Outside Directors Stock Option Plan (the "1993 Plan") pursuant to which 115,000 shares of Common Stock were reserved for issuance upon the exercise of stock options granted under the 1993 Plan to directors at such time who were not employees of the Company. The stockholders of the Company approved the adoption of the 1993 Plan on March 17, 1994. The 1993 Plan was proposed by the Board of Directors in recognition of the additional responsibilities assumed by the outside directors in managing the Company's affairs after the death of Mr. Rounick, the Company's former principal stockholder. On September 29, 1993, options to purchase 75,000, 25,000 and 15,000 shares of the Company's Common Stock at a price of $3.50 per share were granted under the 1993 Plan to each of Messrs. Berdon, Bring and White, respectively. Options granted to Messrs. White and Berdon under the 1993 Plan terminated three months after the effective date of each such director's resignation from the Company's Board of Directors.

1994 OUTSIDE DIRECTORS STOCK OPTION PLAN

     On January 5, 1994, at a special meeting of the Board of Directors, the Board of Directors adopted, subject to stockholder approval, the 1994 Outside Directors Stock Option Plan (the "1994 Plan") pursuant to which 300,000 shares of Common Stock were reserved for issuance upon the exercise of stock options granted under the 1994 Plan to directors at such time who were not employees of the Company. The stockholders of the Company approved the adoption of the 1994 Plan on March 17, 1994. The 1994 Plan was proposed by the Board of Directors to provide the outside directors with additional compensation upon the execution by the Company and Marine Midland Bank, N.A., The Chase Manhattan Bank, The Hong Kong and Shanghai Banking Corporation Limited and ABN AMRO Bank N.V. (collectively, the "Banks") of an amendment (the "Amendment") to the Company's credit facility with the Banks to bring the Company back into compliance with the terms of the credit facility, as so amended, and in recognition of the additional time and attention devoted to negotiating with the Banks since the death of Mr. Rounick. The Board approved the grant of options to purchase 100,000 shares of Common Stock at a price of $2.00 per share under the 1994 Plan to each of Messrs. Berdon, Bring and Carone, which grant was dependent upon and became effective on the date of the execution of an Amendment.

     The Board of Directors on October 11, 1995 approved an amendment to the 1994 Plan (the "Amended 1994 Plan"), subject to stockholder approval, pursuant to which the Company has granted options to purchase 50,000 shares of Common Stock to each 1994 Outside Director, with a reduced exercise price of $1.00 per share, in exchange for the options to purchase 100,000 shares of Common Stock at an exercise price of $2.00 per share previously granted to each 1994 Outside Director.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

     During the year ended May 31, 1996, the Compensation Committee of the Company's Board of Directors consisted of William Carone and Martin R. Bring. Mr. Bring is a member of the New York, New York law firm Lowenthal, Landau, Fischer & Bring, P.C. which performs legal services for the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information as of September 24, 1996 pertaining to beneficial ownership of the Company's Common Stock (determined in accordance with Rule 13d-3) under the Securities Exchange Act of 1934) by persons known to the Company to beneficially own 5% or more of the Company's outstanding Common Stock, each named executive officer of the Company, each current director of the Company and by directors and officers of the Company as a group.

                                                                     Amount and Nature     % of
 Name and Address                                                    of Beneficial         Common
 of Beneficial Owner                   Title                         Ownership             Stock
- --------------------------------------------------------------------------------------------------
Vasiliki Della Pasvantidou Rounick     Principal Stockholder, Co-    4,430,748(1)            66%
15 West 53rd Street                    Chairman of the Board
New York, New York 10019               and Chief Executive
                                       Officer and Director of the
                                       Company

Durnard Limited                        Subsidiary of the             1,343,462(2)         16.67%
17th Fl                                Company
9 Queens Road Central
Hong Kong

William J. Carone                      Co-Chairman of the Board         50,000(3)            *
c/o Rosenthal & Rosenthal, Inc.        and Director
1370 Broadway
New York, New York 10018

Martin R. Bring                        Director                         85,500(4)           1.5%
c/o Lowenthal, Landau, Fischer &
Bring, P.C
250 Park Avenue
New York, New York 10177

Allan R. Bogner                        President and Chief                 500               *
The He-Ro Group, Ltd.                  Operating Officer
550 Seventh Avenue
New York, New York 10018

Sam D. Kaplan                          Chief Financial Officer,          5,800(5)            *
The He-Ro Group, Ltd.                  Treasurer and Secretary
One American Way
Secaucus, New Jersey  07094

Steven Anastos                         Senior Vice President-            5,000(6)            *
The He-Ro Group, Ltd.                  Sales and Merchandising
550 Seventh Avenue
New York, New York 10018

All directors and executive officers as                              4,577,548(7)         66.7%
a group (6 persons)





*    Less than 1%.

(1) Includes 4,409,066 shares owned by the Estate of Herbert Rounick, founder and former Chairman of the Board and Chief Executive Officer of the Company, who died on September 24, 1993. Vasiliki Della Pasvantidou Rounick ("Della Rounick"), the surviving spouse of Herbert Rounick was named the executrix of the Estate of Herbert Rounick. Excludes 1,343,462 shares over which Della Rounick shares dispositive power. See footnote 2 below.

(2) On March 14, 1994, the Company made a capital contribution of 1,343,462 shares of its Common Stock to Durnard Limited, a Hong Kong corporation, in exchange for all of the issued and outstanding shares of Capital Stock of Durnard Limited, to enable it to pledge such shares to Delta Asia Credit Limited a foreign lender ("Delta Asia") as collateral security for the obligations of the Company and its subsidiaries to Delta Asia (the "Obligations"). All of the 1,343,462 shares of the Company referred to herein were pledged to Delta Asia under a Charge dated March 11, 1994 as collateral security for the Obligations (the "Share Charge"), and Delta Asia filed a Schedule 13-D on March 28, 1994 (the "Schedule 13D") reporting shared voting and/or dispositive power over the shares. Pursuant to Section 160(c) of the General Corporation Law of the State of Delaware so long as the Company owns a majority of the shares of Durnard Limited, the 1,343,462 shares referred to herein may not be voted by Durnard Limited nor counted for quorum purposes. In addition, by virtue of the Share Charge, neither Durnard Limited nor Messrs. Bring and Carone, as directors of Durnard Limited nor Della Rounick as the controlling stockholder of the Company (which owns a majority of the shares of Durnard Limited) may dispose of the 1,343,462 shares referred to herein. Although the Obligations have been paid in full on or about April 21, 1995 and the pledged shares have been returned to the Company, the Share Charge will remain conditionally in effect through October 21, 1995 and will terminate on or about such time, assuming no payment of the Obligations by the Company has been reduced or repaid by Delta Asia for any reason. Upon final release of the Company from all liability under the Share Charge, and assuming that (i) the Company continues to own a majority of the shares of Durnard Limited, (ii) Messrs. Carone and Bring continue to serve as directors of Durnard Limited and
     (iii) Della Rounick continues to be a controlling stockholder of the Company such persons shall share dispositive power over the 1,343,462 shares referred to herein. For purposes of this table, the 1,343,462 shares have not been counted as outstanding shares in calculating any of the percentages of ownership, except with respect to the beneficial ownership by Durnard Limited.




     Because the Obligations have been paid in full and the pledged Shares have been returned to the Company, Delta Asia is not listed in the table as a beneficial owner of these shares, even though the Schedule 13D is currently on file. Other persons who have reported shared voting and/or dispositive power with Delta Asia Limited Credit on a Schedule 13-D filed with the Securities and Exchange Commission on their behalf on March 28, 1994 are as follows: Stanley Au Chong Kit, Forex (Nominees) Limited, Delta Asia Group (Holdings) Ltd., Banco Delta Asia S.A.R.L.

(3) Includes 50,000 shares which Mr. Carone has the right to acquire upon exercise of stock options which are exercisable within 60 days. Excludes 1,343,462 shares as to which Mr. Carone shares dispositive power. See footnote 2 above.

(4) Includes 85,000 shares which Mr. Bring has the right to acquire upon exercise of stock options which are exercisable within 60 days. Excludes 1,343,462 shares as to which Mr. Bring shares dispositive power. See footnote 2 above.

(5) Includes 5,800 shares which Mr. Kaplan has the right to acquire upon exercise of stock options which are exercisable within 60 days.

(6) Includes 5,000 shares which Mr. Anastos has the right to acquire upon exercise of stock options which are exercisable within 60 days.

(7) Includes an aggregate of 145,800 shares which certain officers and/or directors have the right to acquire upon exercise of stock options which are exercisable within 60 days.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     From time to time prior to the initial public offering of the Company's Common Stock on September 26, 1991, to help finance the Company's operations, the late Herbert Rounick, the Company's founder, loaned money to various subsidiaries of the Company for working capital purposes. As of May 31, 1996, the Company owed the Estate of Herbert Rounick an aggregate $2,796,000 in principal on account of such loans. Interest on these loans ranges from eight to 12% per annum. The Company believes that the terms of its indebtedness to the Estate of Herbert Rounick are at least as favorable as those it could have obtained if it had borrowed from an unrelated third party. In addition, the Company owes the Estate of Herbert Rounick $1,500,000 representing a death benefit due and owing under the Company's employment agreement, dated June 1, 1992, with Herbert Rounick, and $1,000,000 representing an amount which the Estate of Herbert Rounick, loaned to the Company on January 24, 1995 and concurrently was released on a guarantee of the credit facility with its bank group. Accordingly, as of May 31, 1996 the aggregate of the Company's indebtedness to the Estate of Herbert Rounick, was $5,923,755 (including
$627,755 in accrued and unpaid interest), all of which is unsecured and is subordinated to the Company's indebtedness to its lenders. Under the terms of the Company's credit agreements, provided no default has occurred and is continuing thereunder, the Estate of Herbert Rounick is entitled to be repaid by the Company an amount of $40,947 for each calendar month representing payments of interest on the subordinated debt.

     Della Rounick, as the principal stockholder, currently is a Co-Chairman of the Board and Chief Executive Officer, effective the beginning of fiscal 1996, for which she is receiving a salary of $220,000. During the year ended May 31, 1995, Della Rounick was employed by the Company as Vice President-Director of Design Coordination for which she was paid $75,000.

     Great Projects Limited ("GPL") is a Hong Kong corporation of which 50% is owned by a subsidiary of the Company and 25% is owned by each of two Hong Kong companies that are unaffiliated with the Company or its officers or directors. GPL purchases women's wear products manufactured primarily in China for resale to the Company's subsidiary, which acts as a distributor of finished goods that are purchased from GPL. As of October 31, 1993, the partners agreed to discontinue the operations of GPL. In January 1996, liquidation proceedings in Hong Kong were commenced to wind up GPL. Included in accounts payable is $2,151,000 due to GPL at May 31, 1996. Maria Ng was a managing director of GPL during her tenure as a director of the Company. The Company does not expect any material impact on its results of operations due to the liquidation of GPL.

     See  also  "Item  11.  Executive   Compensation  -  Compensation  Committee
Interlocks and Insider Participation."

                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and greater than 10% stockholders ("Reporting Persons") to file certain reports ("Section 16 Reports") with respect to beneficial ownership of the Company's equity securities. Based solely on the Company's review of the
Section 16 Reports furnished to the Company by its Reporting Persons and, where applicable, certain written representations by any of them, except as set forth below, all Section 16(a) filing requirements applicable to the Company's Reporting Persons during and with respect to fiscal 1996 have been complied with on a timely basis. The grant of replacement options to each outside director under the terms of the Amended 1994 Plan was approved by the stockholders of the Company on May 28, 1996. See "1994 Outside Directors Stock Option Plan". Forms 5 (or alternatively, voluntary reports on Form 4) reflecting the grant of replacement and repriced options under the Amended 1994 Plan were not filed for Mr. Carone and Mr. Bring. However, the grant of replacement and repriced options for Messrs. Carone and Bring was disclosed in the Company's proxy statement pursuant to which approval to the Amended 1994 Plan was requested, which proxy statement was filed on April 27, 1996 with the Securities and Exchange Commission and sent on such date to all of the Company's stockholders of record as of the record date contained therein.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT AND SCHEDULES AND REPORTS ON FORM 8-K


     None

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                            THE HE-RO GROUP, LTD.


                            By: /s/Della Rounick
                            --------------------
                               Della Rounick,
                               Co-Chairman of the Board and
                               Chief Executive Officer


Dated:  September 27, 1996