Form 10-Q
period 1996-08-31
HE RO GROUP LTD
filed 1996-10-11
CIK 875043

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-10860

                              THE HE-RO GROUP, LTD.


             (Exact name of registrant as specified in its charter)

              Delaware                                   13-3615898
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)

       550 Seventh Avenue                                  10018
       New York, NY
       (Address of principal                            (Zip Code)
       executive offices)

                                 (212) 840-6047
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Outstanding at
       CLASS OF COMMON STOCK                    OCTOBER 11, 1996
       ---------------------                    ----------------
          $.01 par value                            6,717,333

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES


Index


PART I.    FINANCIAL INFORMATION                                       Page No.

Item 1.    Financial Statements:

           Consolidated Balance Sheets
           August 31, 1996 and May 31, 1996..........................       3

           Consolidated Statements of Income
           Three Months Ended August 31, 1996 and 1995...............       4

           Consolidated Statements of Changes in Stockholders' Equity
           Three Months Ended August 31, 1996 and 1995...............       5

           Consolidated Statements of Cash Flows
           Three Months Ended August 31, 1996 and 1995...............       6

           Condensed Notes to Consolidated Financial Statements......  7 - 13

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations....................... 14 - 17

PART II.   OTHER INFORMATION.........................................      18

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)
                                                       August 31,      May 31,
                                                          1996          1996
                                                       (unaudited)
ASSETS:

CURRENT ASSETS
    Cash...........................................       $   613     $   405
                                                          -------     -------
    Accounts receivable:
      Trade, net of allowances for doubtful
      accounts of $350 (August), $300 (May)........         4,564       1,648
      Suppliers and other..........................         3,059       2,991
                                                          -------     -------
                                                            7,623       4,639
    Inventory......................................        15,281      15,029
    Other current assets...........................           557         493
                                                          -------     -------
           Total current assets....................        24,074      20,566
                                                          -------     -------
FIXED ASSETS - at cost, net of accumulated
    depreciation and amortization..................         2,205       2,424
OTHER ASSETS.......................................         1,567       1,633
                                                          -------     -------
                                                          $27,846     $24,623
                                                          =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES
    Bank loans.....................................       $ 8,971     $ 5,977
    Current maturities of long-term debt...........         2,750       2,600
    Accounts payable...............................         7,064       5,981
    Accrued expenses and other current
        liabilities................................         2,028       1,888
                                                          -------     -------
           Total current liabilities...............        20,813      16,446
                                                          -------     -------

Subordinated Notes Payable -
    stockholder, net of current maturities.........         5,296       5,296
                                                          -------     -------

Long-term debt, net of current maturities..........           -           150
                                                          -------     -------

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value; 1,000,000
        authorized shares; no shares outstanding...           -           -
 Common stock, $.01 par value; 25,000,000
        authorized shares; issued and outstanding
        6,717,333 shares...........................            67          67
    Additional paid-in capital.....................        40,166      40,166
    Retained earnings (deficiency).................       (38,496)    (37,502)
                                                          -------     -------
           Total stockholders' equity..............         1,737       2,731
                                                          -------     -------
                                                          $27,846     $24,623
                                                          =======     =======

The accompanying condensed notes are an integral part of these consolidated statements.

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)

                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                           AUGUST 31,
                                                        1996           1995
                                                        ----           ----

Net sales.......................................      $11,577        $13,704

Cost of sales...................................        6,935          7,932
                                                      -------        -------

    Gross profit................................        4,642          5,772

Selling, general and administrative expenses....        5,075          5,247

Operating income (loss).........................         (433)           525

Interest expense................................          561            614
                                                      -------        -------

    Loss before income taxes....................         (994)           (89)

Provision for income taxes......................           -             -
                                                      -------        -------

    Net loss ...................................     $   (994)      $    (89)
                                                     ========       ========

Net loss per common share.......................     $  (0.15)      $  (0.01)
                                                     ========       ========

Weighted average shares outstanding.............        6,717          6,717
                                                      =======        =======


The accompanying condensed notes are an integral part of these consolidated statements.

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (In thousands)

                                   (UNAUDITED)



                               COMMON STOCK    Additional  Retained
                              No. of           Paid in     Earnings
                              SHARES  AMOUNT   CAPITAL   (DEFICIENCY)    TOTAL
                              -------------------------------------------------

Balance, May 31, 1995          6,717    $67    $40,166     $(33,574)    $ 6,659

Net loss                                                        (89)        (89)

Balance, August 31, 1995       6,717    $67    $40,166     $(33,663)    $ 6,570
                               =====    ===    =======     ========     =======




Balance, May 31, 1996          6,717    $67    $40,166     $(37,502)    $ 2,731

Net loss                                                       (994)       (994)

Balance, August 31, 1996       6,717    $67    $40,166    $ (38,496)    $ 1,737
                               =====    ===    =======    =========     =======



The accompanying condensed notes are an integral part of these consolidated statements.

                     THE HE-RO GROUP, LTD., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                              AUGUST 31,
                                                         1996          1995
                                                         ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss.......................................   $  (994)     $    (89)
                                                      -------      --------
    Adjustments to reconcile pro forma net
        income to net cash provided by (used in)
        operating activities:
        Depreciation and amortization..............       246           276
        Amortization of deferred finance costs.....        79            63
        Loss on disposition of fixed assets........         0            70

(Increase) decrease in assets:
    Trade receivables..............................    (2,916)       (4,197)
    Other receivables..............................       (68)          616
    Inventories....................................      (252)       (1,500)
    Other current assets...........................       (64)          110
Increase (decrease) in liabilities:
    Accounts payable...............................     1,083           463
    Accrued expenses and other current liabilities.       140          (363)
                                                      -------       -------
    Total adjustments..............................    (1,752)       (4,462)
                                                      -------       -------
           Net cash used in operating activities...    (2,746)       (4,551)
                                                      -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of fixed assets....................       (27)          (21)
    Decrease in other assets.......................        26            26
                                                      -------       -------
Net cash provided by (used in) investing...........
activities.........................................        (1)            5
                                                      -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in bank loans................     2,994         4,132
  Deferred finance costs...........................       (39)          (98)
                                                      -------       -------
    Net cash provided by financing activities......     2,955         4,034
                                                      -------       -------

NET INCREASE (DECREASE) IN CASH....................       208          (512)
                                                      -------       -------

CASH, beginning of period..........................       405           809
                                                      -------       -------

CASH, end of period................................   $   613       $   297
                                                      =======       =======


The accompanying condensed notes are an integral part of these consolidated statements.

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 August 31, 1996



1. BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of The HE-RO Group, Ltd. and its subsidiaries (the "Company"). The consolidated financial statements are presented in accordance with the requirements of the quarterly report on Form 10-Q and consequently do not include all of the disclosures normally made in an annual report on Form 10-K filing. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and the notes included therein with the Company's Annual Report on Form 10-K.

     The financial information as of and for the three months ended August 31, 1996 and 1995 has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The foregoing interim results are not necessarily indicative of the results of operations for the full year ending May 31, 1997 ("Fiscal 1997").



2. RESTRUCTURING

     On October 14, 1993, at a Special Meeting of the Company's Board of Directors, the Board adopted a restructuring plan (effective August 31, 1993) pursuant to which during the fiscal year ending May 31, 1994 and thereafter, the Company would refocus substantially all of its resources on its core evening and special occasion wear business, primarily its Black Tie by Oleg Cassini and Niteline product lines, and its retail outlet stores. At the same time, the Company determined it should discontinue producing moderate dresses and sportswear and bridge dresses and suits, and close the divisions responsible for the discontinued product lines. In connection with these actions, the Company recorded pre-tax restructuring charges for the years ended May 31, 1994 and 1995, respectively. During the quarter, the Company made payments relating to lease and other settlements. As of August 31, 1996, the Company had substantially completed its restructuring plan.

3. INVENTORY

     Inventory is stated at the lower of cost (first-in, first-out) or market, and at August 31, 1996 was calculated using the gross profit method.

                                                      (In Thousands)
                                                  August 31,     May 31,
                                                     1996         1996
                                                   ---------    --------
                                                  (UNAUDITED)

        Finished goods.........................     $11,485     $10,647
        Raw materials..........................       3,796       4,382
                                                    -------      ------
                                                    $15,281     $15,029

4. FIXED ASSETS

     Fixed assets  consist of the following:

                                                      (In Thousands)
                                                  August 31,     May 31,
                                                     1996         1996
                                                   ---------    --------
                                                  (UNAUDITED)

        Machinery and equipment.................    $ 3,115     $ 3,115
        Furniture and fixtures..................      2,992       2,979
        Leasehold improvements..................      3,661       3,647
                                                    -------     -------
                                                      9,768       9,741
        Less - Accumulated depreciation and
        amortization............................      7,563       7,317
                                                    -------     -------
                                                    $ 2,205     $ 2,424
                                                    =======     =======

5. RELATED PARTY TRANSACTIONS

     The Company has an investment of $798,000 in Great Projects Limited ("GPL"), a Hong Kong corporation. Fifty percent of GPL is owned by a subsidiary of the Company, and 25% is owned by each of two Hong Kong companies that are unaffiliated with the Company or its officers or directors. As of October 31, 1993, the partners agreed to discontinue the operations of GPL. In January 1996, liquidation proceedings in Hong Kong were commenced to wind up GPL. Included in accounts payable is $2,151,000 due to the foreign affiliate at August 31, 1996 and May 31, 1995. The Company does not expect any material impact on its results of operations due to the liquidation of GPL.

     Notes and obligations payable to the beneficial principal stockholder in the aggregate principal amount of $5,296,000 are subordinated to bank borrowing and bear interest varying from 8% to 12% per annum. These obligations are due upon demand but because these obligations are subordinated to the bank borrowing, the liability relating thereto has been classified as long-term.

6. BANK LOANS AND LONG TERM DEBT

     On May 12, 1995, the Company signed a credit agreement (the "Foothill Credit Agreement") with Foothill Capital Corporation ("Foothill") for a two year term expiring June 2, 1997, to enable the Company to borrow, assuming that borrowing base thresholds are met (for direct loans and letters of credit), amounts not exceeding $15,000,000 during the term of the credit agreement. The indebtedness incurred under the Foothill Credit Agreement is secured by a first lien on the Company's domestic inventory and accounts receivable, among other collateral.

     Interest on direct debt is payable at the prime rate (8.25% at August 31, 1996) plus 2 1/2% per annum. At August 31, 1996, the direct debt outstanding under the Foothill Credit Agreement was $8,971,000 and the Company was contingently liable for outstanding letters of credit of approximately $600,000.

     The Company's credit line with Foothill refinanced a substantial portion of the indebtedness previously outstanding from the Company to a group of four banks (the "Bank Group"). At August 31, 1996, the outstanding indebtedness of the Company to the Bank Group was $2,750,000 in the aggregate under the Company's fourth amended and restated credit agreement with its Bank Group, evidenced by a term note to each bank with interest at 2% above the prime rate. The Company's indebtedness to the Bank Group is (i) subordinated to the Company's indebtedness to Foothill (ii) secured by a second lien on the domestic inventory and accounts receivable, among other collateral, and a first lien on the inventory located in Hong Kong and China, and (iii) subject to a mandatory prepayment of $100,000 for any month in which the Company's inventory in Hong Kong and China decrease below certain minimum thresholds. This loan is due and payable in monthly installments of principal ranging from $50,000 to $150,000 beginning August 1995, plus monthly interest payments, with the final payment due in June 1997. These payments are permitted under the Foothill Credit Agreement if certain liquidity standards are met. For the months ended December 1995 through September 1996, because these liquidity standards were not met, the Company was not permitted to pay the monthly installments of principal to the Bank Group, and accordingly was not in compliance with its credit agreement with the Bank Group. As a result of the foregoing and in connection with the contemplated transaction with Sun Capital Partners, Inc. as discussed in Note 9, the Company will be seeking to refinance or revise its credit facilities.

     As partial consideration for entering into the amended and restated credit agreement with the Bank Group, warrants previously granted to the Bank Group to purchase up to an aggregate of 250,000 shares of the Company's common stock at a price of $2.00 per share were extended for a one year term to September 17, 1999.

     The Company's credit agreements with Foothill and the Bank Group requires Della Rounick and the estate of Herbert Rounick, collectively, to own or control at least 51% of the Company's outstanding common stock. In addition, the more significant restrictive covenants as defined in the Foothill Credit Agreement are as follows:

         -  The minimum current ratio must equal:  1.0 to 1

         -  The maximum liabilities to net worth must equal:  38.0 to 1

         -  The minimum net worth required:  $400,000

         -  The minimum working capital required :  $3,500,000

         -  Capital expenditures may not exceed $500,000 in one year.

         - The Company is prohibited from paying dividends throughout the term of the agreement.

         - The net income on a cumulative basis and measured at the end of each fiscal quarter may not fall below negative $4,500,000 from June 1, 1995.

     As of August 31, 1996, the Company was not in compliance with certain financial covenants under the Foothill Credit Agreement. The Company has received a waiver from Foothill relating to the foregoing non-compliance (see
Note 9 for further discussion).


7. SUPPLEMENTAL CASH FLOW INFORMATION

     Payments of income taxes were $37,000 and $8,000 for the three months ended August 31, 1996 and 1995, respectively. Payments of interest during the corresponding periods were $420,000 and $554,000, respectively.


8. CONTINGENCIES

     Because a substantial amount of the Company's products are manufactured in The People's Republic of China ("China"), the loss of "most-favored-nation" ("MFN") trading status for China would have, and the conditional granting of MFN trading status for China or the imposition of retaliatory trade sanctions against China involving the Company's products could have a material adverse affect on the Company, resulting from significantly higher rates of duty and other trade sanctions imposed on goods originating in China.

     In May 1996, President Clinton issued a Presidential Determination recommending the renewal of "most-favored-nation" trade status for China for the twelve months ending July 2, 1997. Although resolutions disapproving such renewal were introduced in June 1996 into both the U.S. Senate and the House of

Representatives, the House resolution was voted on and failed to pass. As has occurred in the last two years, in a break with previous years, the Presidential Determination did not recommend subjecting any future renewal of "most-favored-nation" trade status for China to various conditions, such as China's compliance with the 1992 bilateral agreement with the United States concerning prison labor and overall progress with respect to human rights, release and accounting of Chinese citizens imprisoned or detained for their political and religious beliefs, humane treatment of prisoners, protecting Tibet's religious and cultural heritage and permitting international radio and television broadcasts into China. However, in June 1996 a bill was introduced into Congress which, if enacted, would provide that China's continued designation as a "most-favored-nation" be linked to Taiwan's admission into the WTO by March 1997. "Most-favored- nation" trade status was renewed in July 1996 for an additional year. There is no assurance that the President will recommend the renewal of "most-favored-nation" trade status for China for the year commencing July 3, 1997 or thereafter or that Congress will not enact legislation denying or conditioning the grant of "most-favored-nation" trade status to China in the future.

     In January 1994, the United States and China entered into a three year bilateral textile agreement expiring December 31, 1996. Among other things, the agreement reduces by 13% China's market access for certain cotton, wool, man-made fiber, silk blend and other vegetable fiber textiles and textile products exported to the United States and permits the United States to impose significant penalties for transshipment violations. Such penalties include the assessment of "transshipment charges" against the restraint levels of affected categories which could result in such levels filling more rapidly or becoming fully utilized with little or no advance notice. Pursuant to the bilateral textile agreement, such transshipment charges have, on occasion, been applied by the United States. In addition, a separate agreement between the United States and China was reached which, for the first time, subjects to quota limitations, China's exports of apparel containing 70% or more by weight of silk. This agreement is effective with respect to goods produced or manufactured in China and exported to the United States during the period from April 1, 1994 through December 31, 1996. Previously, these products were not subject to quota limitations. Negotiations with respect to the expiring bilateral agreements are underway. The Company cannot predict the terms of any renewal of such agreements.

     On July 1, 1997, the British Crown Colony of Hong Kong reverts to the People's Republic of China. Since a new bilateral textile agreement will have to be negotiated by the end of the year, effective on January 1, 1997, it is uncertain how Hong Kong textile quota will be viewed in relation to Chinese textile quota. If the United States should determine that goods produced in Hong Kong would be subjected to Chinese quota, such a determination would adversely affect any contingency plans of the Company which are premised on the shifting of production or assembly of the products from China to Hong Kong.

     In addition, over the past several years (including 1996), the Office of the United States Trade Representative has conducted, and may in the future conduct, investigations relating to China's trade policies and practices. While previous investigations were resolved without resort to retaliatory trade sanctions against China by the United States, an unfavorable resolution of any future investigation could result in the imposition of retaliatory trade sanctions against China and on products imported from China. This includes punitive duties, fees or restrictions on certain Chinese products, including products manufactured by the Company in China.

     Legislation implementing the Uruguay Round of the General Agreement on Tariffs and Trade was signed by President Clinton in late 1994. Among other provisions, it contained a section which amended the rules of origin applicable to textile and textile products, effective with respect to goods entered or withdrawn from warehouse for consumption on or after July 1, 1996. Regulations implementing these changes have been finalized. In general, and with specified exceptions, the statute and regulations provide that most textile apparel articles will be considered to originate in the country in which they are wholly assembled. In many cases, this represents a change from the manner in which country of origin has been determined, which in many instances, was based on where the components were cut. The Company cannot now predict to what extent the new rules concerning country of origin will change import trade patterns or how it will impact upon quota usage from exporting countries.

     The Company is a party to various claims, legal actions, and complaints arising in the ordinary course of business. In the opinion of the Company's management, all such matters are without merit or involve such amounts in which an unfavorable disposition would not have a material effect on the consolidated financial statements of the Company.

9. SUBSEQUENT EVENT

     Because the Company has been incurring losses from operations, there has been insufficient liquidity, as required by its credit agreement with its senior lender, Foothill Capital Corporation ("Foothill"), to allow the Company to pay required monthly installments of principal to its group of four banks that rank junior to Foothill. In addition, as of August 31, 1996, the Company was not in compliance with certain financial covenants under the Foothill Credit Agreement for which the Company has received a waiver from Foothill (see Note 6 for discussion). The Company is projecting losses from operations for the remainder of fiscal 1997, which would result in its non-compliance with the financial covenants under its credit agreement with Foothill. The combination of these factors raises substantial doubt about the Company's ability to continue as a going concern. In the fourth quarter of fiscal 1996, the Company engaged Arthur Andersen Worldwide - Corporate Finance as its financial advisor to explore options including alliances with other companies, an infusion of capital into the Company, the sale or merger of the Company, or any combination of the foregoing.

     Effective September 25, 1996, the Company signed a purchase agreement with an affiliate of Sun Capital Partners, Inc. ("Sun Capital"), a merchant banking and investment banking firm located in West Palm Beach, Florida. Under the terms of the purchase agreement, Sun Capital will invest $2,500,000 in the Company for which Sun Capital will receive common stock of the Company. As part of the transaction, Sun Capital will purchase the subordinated debt and accrued interest payable of approximately $6,000,000 currently held by the Company's beneficial principal stockholder, Co-Chairman and Chief Executive Officer, Della Rounick, for $2,500,000, and approximately $500,000 of the subordinated debt will be converted into equity of the Company. In addition, Sun Capital will receive options to purchase common stock of the Company at declining exercise prices (starting at $.50 per share), based on a formula linked to the Company's performance. The common stock received upon closing and the options, if fully exercised, will represent up to 49.9% of the common stock of the Company.

     The transaction is subject to due diligence to be completed by Sun Capital, obtaining financing, third party approvals, other closing conditions and shareholder approval. There can be no assurance that the Company will consummate the transaction described above.

     In the absence of the preceding transaction or similar events that would provide plans to restructure debt, to reduce or delay expenditures, or to increase ownership equity, there could be a substantial doubt as to the Company's success of future operations. The result includes a possible discontinuance of operations in which there is a commencement of dissolution or bankruptcy, or there could be an externally forced revision of its present operating structure.

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     The following discussion provides information and analysis of the Company's results of operations for the three month period ended August 31, 1996, and its liquidity and capital resources. The following discussion and analysis should be read in conjunction with the Unaudited Consolidated Financial Statements included elsewhere herein.

     Because a substantial amount of the Company's products are manufactured in The People's Republic of China ("China"), the loss of "most-favored- nation" ("MFN") trading status for China would have, and the conditional granting of MFN trading status for China or the imposition of retaliatory trade sanctions against China involving the Company's products could have a material adverse affect on the Company, resulting from significantly higher rates of duty and other trade sanctions imposed on goods originating in China.

     In May 1996, President Clinton issued a Presidential Determination recommending the renewal of "most-favored-nation" trade status for China for the twelve months ending July 2, 1997. Although resolutions disapproving such renewal were introduced in June 1996 into both the U.S. Senate and the House of Representatives, the House resolution was voted on and failed to pass. As has occurred in the last two years, in a break with previous years, the Presidential Determination did not recommend subjecting any future renewal of "most-favored-nation" trade status for China to various conditions, such as China's compliance with the 1992 bilateral agreement with the United States concerning prison labor and overall progress with respect to human rights, release and accounting of Chinese citizens imprisoned or detained for their political and religious beliefs, humane treatment of prisoners, protecting Tibet's religious and cultural heritage and permitting international radio and television broadcasts into China. However, in June 1996 a bill was introduced into Congress which, if enacted, would provide that China's continued designation as a "most-favored-nation" be linked to Taiwan's admission into the WTO by March 1997. "Most-favored-nation" trade status was renewed in July 1996 for an additional year. There is no assurance that the President will recommend the renewal of "most-favored- nation" trade status for China for the year commencing July 3, 1997 or thereafter or that Congress will not enact legislation denying or conditioning the grant of "most-favored-nation" trade status to China in the future.

     In January 1994, the United States and China entered into a three year bilateral textile agreement expiring December 31, 1996. Among other things, the agreement reduces by 13% China's market access for certain cotton, wool, man-made fiber, silk blend and other vegetable fiber textiles and textile products exported to the United States and permits the United States to impose significant penalties for transshipment violations. Such penalties include the assessment of "transshipment charges" against the restraint levels of affected

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


categories which could result in such levels filling more rapidly or becoming fully utilized with little or no advance notice. In addition, a separate agreement between the United States and China was reached which, for the first time, subjects to quota limitations, China's exports of apparel containing 70% or more by weight of silk. This agreement is effective with respect to goods produced or manufactured in China and exported to the United States during the period from April 1, 1994 through December 31, 1996. Previously, these products were not subject to quota limitations.

     On July 1, 1997, the British Crown Colony of Hong Kong reverts to the People's Republic of China. Since a new bilateral textile agreement will have to be negotiated by the end of the year, effective on January 1, 1997, it is uncertain how Hong Kong textile quota will be viewed in relation to Chinese textile quota. If the United States should determine that goods produced in Hong Kong would be subjected to Chinese quota, such a determination would adversely affect any contingency plans of the Company which are premised on the shifting of production or assembly of the products from China to Hong Kong.

     In addition, over the past several years (including 1996), the Office of the United States Trade Representative has conducted, and may in the future conduct, investigations relating to China's trade policies and practices. While previous investigations were resolved without resort to retaliatory trade sanctions against China by the United States, an unfavorable resolution of any future investigation could result in the imposition of retaliatory trade sanctions against China and on products imported from China. This includes punitive duties, fees or restrictions on certain Chinese products, including products manufactured by the Company in China.

     Legislation implementing the Uruguay Round of the General Agreement on Tariffs and Trade was signed by President Clinton in late 1994. Among other provisions, it contained a section which amended the rules of origin applicable to textile and textile products, effective with respect to goods entered or withdrawn from warehouse for consumption on or after July 1, 1996. Regulations implementing these changes have recently been finalized. In general, and with specified exceptions, the statute and regulations provide that most textile apparel articles will be considered to originate in the country in which they are wholly assembled. In many cases, this represents a change from the manner in which country of origin has been determined, which in many instances, was based on where the components were cut. The Company cannot now predict to what extent the new rules concerning country of origin will change import trade patterns or how it will impact upon quota usage from exporting countries.

     The Company is a party to various claims, legal actions, and complaints arising in the ordinary course of business. In the opinion of the Company's management, all such matters are without merit or involve such amounts in which an unfavorable disposition would not have a material effect on the consolidated financial statements of the Company.

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
FIRST QUARTER FISCAL 1997 COMPARED TO FIRST QUARTER FISCAL 1996

     Net sales of $11.6 million for the three months ended August 31, 1996 decreased by $2.1 million, or (15.5%) compared to net sales of $13.7 million for the three months ended August 31, 1995. This decrease is primarily attributable to reduced sales for evening wear products due to the soft economy in the apparel industry.

     Cost of sales for the three months ended August 31, 1996 was $6.9 million, or 59.9% of net sales compared to $7.9 million, or 57.9% of net sales for the three months ended August 31, 1995. Gross profit for the three months ended August 31, 1996 was $4.6 million, or 40.0% of net sales, compared to $5.8 million, or 42.1% of net sales for three months ended August 31, 1995. The decrease in gross profit dollars and as a percent of sales is primarily attributable to the decrease in sales described above.

     Selling, general and administrative expenses were $5.1 million, or 43.8% of net sales for the three months ended August 31, 1996, compared to $5.2 million, or 38.3% of net sales for the three months ended August 31, 1995.
7.k
     Operating loss was $(.4) million or (3.7)% of net sales for the three months ended August 31, 1996 compared to an operating income of $.5 million or 3.8% of net sales for the three months ended August 31, 1995. The increase in operating loss was attributable to the reduced sales and gross profit dollars described above.

     Interest expense for the three months ended August 31, 1996 was $.6 million, or 4.8% of net sales compared to $.6 million, or 4.5% of net sales for the three months ended August 31, 1995.

     As a result of the factors described above, the Company's net loss increased to $(1.0) million, or (8.6)% of net sales during the three months ended August 31, 1996, compared to $(.1) million, or (.7)% of net sales for the three months ended August 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES

     At August 31, 1996, the Company had a decrease in cash flows from operating activities of $2.7 million. This decrease resulted primarily from a net increase in accounts receivable of $2.9 million and a net loss of $1.0 million, offset by an increase in accounts payable of $1.1 million. The Company's level of cash flows from operating activities varies from quarter to quarter due to the seasonality of its business.

     In regard to cash flows from investing activities, during the first three months of fiscal 1997 and 1996, capital improvements and replacement expenditures were not significant. Capital improvements and replacements for the full fiscal 1997 year are expected to approximate $.2 million.

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     Cash flows from financing activities increased by $3.0 million resulting primarily from an increase in bank borrowings under the Company's revolving credit facilities.

     Because the Company has been incurring losses from operations, there has been insufficient liquidity, as required by its credit agreement with its senior lender, Foothill Capital Corporation ("Foothill"), to allow the Company to pay required monthly installments of principal to its group of four banks that rank junior to Foothill. In addition, as of August 31, 1996, the Company was not in compliance with certain financial covenants under the Foothill Credit Agreement for which the Company has received a waiver from Foothill (see Note 6 for discussion). The Company is projecting losses from operations for the remainder of fiscal 1997, which would result in its non-compliance with the financial covenants under its credit agreement with Foothill. The combination of these factors raises substantial doubt about its ability to generate sufficient cash to support its operations during the twelve month period following May 31, 1996. The Company's ability to continue as a going concern is dependent upon plans to restructure debt, to reduce or delay expenditures, or to increase ownership equity as discussed in Note 9 of Notes to Consolidated Financial Statements. The Company believes that the contemplated transaction with Sun Capital as discussed in Note 9, as well as funds generated by operations (i.e. management's ability to reduce the significant operating losses), the availability of credit under the revised credit facilities coupled with reduced inventory levels will contribute to meeting the Company's working capital, letter of credit and capital expenditure requirements for the foreseeable future. (See Note 6 for further discussion of the revised credit facilities.) There can be no assurance that the Company will consummate the transaction with Sun Capital described above.

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION



Item 6.         Exhibits and Reports on Form 8-K


(a)             Exhibits:

10.19 Note and Common Stock Purchase Agreement, dated as of September 25, 1996, by and among the Registrant, The He-Ro Group, Inc., Vasiliki Della Pasvantidou Rounick, individually and as the Executrix of the Estate of Herbert Rounick, and Sun Investment Partnership I, Ltd.


(b)             Reports on Form 8-K:

                The Company did not file any report on Form 8-K during the three months ended August 31, 1996






                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, The He-Ro Group, Ltd. has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   October 11, 1996                  THE HE-RO GROUP, LTD.
                                          (Registrant)


                                       By: /S/ DELLA ROUNICK
                                           ------------------------
                                           Della Rounick
                                           Co-Chairman of the Board
                                           of Directors and Chief
                                           Executive Officer


Date:  October 11, 1996


                                           /S/ SAM D. KAPLAN
                                           ------------------------
                                           Sam D. Kaplan
                                           Chief Financial Officer
                                           and Secretary
                                           (Principal Financial and
                                            Accounting Officer)

                                INDEX TO EXHIBITS
                                       TO
                              THE QUARTERLY REPORT
                                  ON FORM 10-Q
                      FOR THE QUARTER ENDED AUGUST 31, 1996
                                       OF
                              THE HE-RO GROUP, LTD.



Exhibit                                                            Sequentially
  No.                  Description                                 Numbered Page

*10.19 Note and Common Stock Purchase Agreement, dated as of September 25, 1996, by and among the Registrant, The He-Ro Group, Inc., Vasiliki Della Pasvantidou Rounick, individually and as the Executrix of the Estate of Herbert Rounick, and Sun Investment Partnership I, Ltd.




* Filed herewith.

                               EXHIBIT NO. 10.19
                               -----------------

                              NOTE AND COMMON STOCK


                               PURCHASE AGREEMENT



                         DATED AS OF SEPTEMBER 25, 1996

                              NOTE AND COMMON STOCK

                               PURCHASE AGREEMENT


                                      INDEX

                                                                         Page
                                    ARTICLE I
                  PURCHASE AND SALE OF NOTES AND COMMON STOCK;
                               ISSUANCE OF OPTIONS

1.1       Sale and Purchase of Notes and Purchase Rights.................  1
1.2       Exercise of Purchase Rights....................................  2
1.3       Issuance of Option.............................................  2
1.4       Reservation of Shares of Common Stock..........................  2
1.5       Closing .......................................................  2
1.6       Deliveries at Closing..........................................  2
1.7       Use of Proceeds................................................  3

                                   ARTICLE II
                        REPRESENTATIONS AND WARRANTIES OF
                              THE COMPANY AND HE-RO

2.1       Organization and Corporate Power...............................  3
2.2       Authorization..................................................  3
2.3       Government Approvals...........................................  4
2.4       Authorized and Outstanding Stock...............................  4
2.5       Subsidiaries...................................................  4
2.6       Financial Information; NOL; Indebtedness.......................  5
2.7       Events Subsequent to the Date of the Financial Statements......  5
2.8       Litigation.....................................................  6
2.9       Compliance with Laws...........................................  6
2.10      Taxes   .......................................................  7
2.11      Real Property..................................................  7
2.12      Personal Property..............................................  7
2.13      Patents, Trademarks, etc.......................................  7
2.14      Agreements of Directors, Officers and Employees................  8
2.15      Governmental and Industrial Approvals..........................  8
2.16      Federal Reserve Regulations....................................  8
2.17      Contracts and Commitments......................................  8
2.18      Securities Act.................................................  9
2.19      Registration Rights............................................  9
2.20      Insurance Coverage.............................................  9
2.21      Employee Matters...............................................  9
2.22      No Brokers or Finders.......................................... 10
2.23      Transactions with Affiliates................................... 10
2.24      Assumptions, Guarantees, etc. of Indebtedness of Other Persons. 10
2.25      Suppliers and Customers........................................ 10
2.26      Status Under Certain Laws...................................... 10
2.27      No Conflicts or Defaults....................................... 10
2.28      Environmental Compliance....................................... 11
2.29      Disaster....................................................... 11

2.30      Inventories; Accounts Receivable............................... 12
2.31      Customs ....................................................... 12
2.32      Information in Proxy Statement................................. 12
2.33      Solvency....................................................... 13
2.34      Disclosures.................................................... 13

                                   ARTICLE III
                        REPRESENTATIONS AND WARRANTIES OF
                             THE ESTATE AND ROUNICK

3.1       Authorization.................................................. 13
3.2       Government Approvals........................................... 13
3.3       No Brokers or Finders.......................................... 13
3.4       Ownership of Old Notes......................................... 13
3.5       No Defaults or Conflicts....................................... 14
3.6       Litigation..................................................... 14
3.7       Disclosures.................................................... 14

                                   ARTICLE IV
                      AFFIRMATIVE COVENANTS OF THE COMPANY

4.1       Accounts and Reports........................................... 14
4.2       Payment of Taxes............................................... 15
4.3       Compliance with Laws, Etc...................................... 16
4.4       Inspection..................................................... 16
4.5       Corporate Existence; Ownership of Subsidiaries................. 16
4.6       Compliance with ERISA.......................................... 16
4.7       Operating Plan and Budget...................................... 16
4.8       Financing...................................................... 16
4.9       Meetings of the Board of Directors............................. 16
4.10      Maintenance of Properties; Insurance........................... 17
4.11      Rule 144 Information........................................... 17
4.12      Regular Course of Business..................................... 17
4.13      Exclusivity.................................................... 17
4.14      Amendment to Bylaws............................................ 18
4.15      Proxy Statement; Shareholder Approvals......................... 18
4.16      Advice of Changes; Government Filings.......................... 18
4.17      General Restrictions........................................... 18
4.18      Listing of Shares.............................................. 19
4.19      Fairness Opinion............................................... 19
4.20      Board Representation........................................... 19

                                    ARTICLE V
                        AFFIRMATIVE COVENANTS OF ROUNICK

5.1       NOL; Grant of Proxy............................................ 20
5.2       Non-Competition................................................ 20
5.3       Nondisclosure.................................................. 20
5.4       Injunction..................................................... 21

                                   ARTICLE VI
                     AFFIRMATIVE COVENANTS OF THE PURCHASER

                                   ARTICLE VII
                        NEGATIVE COVENANTS OF THE COMPANY

7.1       Investments in Other Persons................................... 21
7.2       Distributions.................................................. 22
7.3       Dealings with Affiliates....................................... 22
7.4       Merger; Sale of Assets......................................... 22
7.5       Indebtedness................................................... 22
7.6       Liens   ....................................................... 22
7.7       Limitations on Restrictions on Subsidiary Dividends and Other
           Distributions................................................. 22
7.8       No Conflicting Agreements...................................... 23
7.9       Restrictions on Further Issuances.............................. 23
7.10      Settlement of Claims or Litigation............................. 23
7.11      No Dilution or Impairment...................................... 23
7.12      Maintenance of Public Market................................... 23
7.13      No Restriction or Impairment of NOL............................ 23

                                  ARTICLE VIII
                          REPRESENTATIONS OF PURCHASER

8.1       Investments Representations and Warranties..................... 24
8.2       Permitted Sales; Legends....................................... 24
8.3       Organization and Corporate Power............................... 25
8.4       Authorization.................................................. 25
8.5       No Brokers or Finders.......................................... 25
8.6       No Defaults or Conflicts....................................... 25

                                   ARTICLE IX
                      CONDITIONS OF PURCHASER'S OBLIGATION

9.1       Representations and Warranties................................. 25
9.2       Opinions of Counsel............................................ 25
9.3       Amendments to Charter Documents................................ 26
9.4       Certified Documents, Etc....................................... 26
9.5       No Material Adverse Effect..................................... 26
9.6       Consents and Waivers........................................... 26
9.7       No Restrictions................................................ 26
9.8       Litigation..................................................... 26
9.9       Shareholder Approval........................................... 26
9.10      Rights Offering................................................ 26
9.11      Stock Exchange Listing......................................... 26
9.12      Due Diligence.................................................. 26
9.13      Opinion Regarding NOL.......................................... 27
9.14      Financing...................................................... 27
9.15      Certain Other Agreements....................................... 27
9.16      Other Documents and Opinions................................... 27
9.17      Minimum Stock Price............................................ 27
9.18      Amendment to or Cancellation of Stock Rights................... 27

                                    ARTICLE X
                  CONDITIONS OF THE OBLIGATIONS OF THE COMPANY,
                             ROUNICK AND THE ESTATE

10.1      Representations and Warranties................................. 27
10.2      Shareholder Approval........................................... 27
10.3      Litigation..................................................... 27
10.4      Senior Debt.................................................... 28

                                   ARTICLE XI
                                   TERMINATION

11.1      Termination.................................................... 28
11.2      Effect of Termination.......................................... 28
11.3      Certain Termination Fees....................................... 29

                                   ARTICLE XII
                               CERTAIN DEFINITIONS


                                  ARTICLE XIII
                  SURVIVAL OF REPRESENTATIONS; INDEMNIFICATION

13.1      Survival of Representations and Warranties of Parties other than Purchaser................................................ 31
13.2      Indemnification by Rounick and the Estate...................... 31
13.3      Indemnification by the Company and He-Ro....................... 32
13.4      Legal Proceedings.............................................. 32

                                   ARTICLE XIV
                                  MISCELLANEOUS

14.1      Parties in Interest............................................ 32
14.2      Amendments and Waivers......................................... 32
14.3      Notices ....................................................... 32
14.4      Expenses....................................................... 33
14.5      Indemnification for Broker Fees................................ 33
14.6      Counterparts................................................... 33
14.7      Effect of Headings............................................. 33
14.8      Adjustments.................................................... 33
14.9      Governing Law; Arbitration..................................... 34
14.10     Attorneys' Fees................................................ 34
14.11     Further Assurances............................................. 34
14.12     Publicity...................................................... 34
14.13     Entire Agreement............................................... 34
14.14     Severability................................................... 34
14.15     Binding Effect and Assignment.................................. 34

                                LIST OF EXHIBITS

EXHIBIT A             -      Subordinated Note
EXHIBIT B             -      Option
EXHIBIT C             -      Opinion of Counsel for the Company and Rounick
EXHIBIT D             -      Registration Rights Agreement
EXHIBIT E             -      License Agreement
EXHIBIT F             -      Investment Advisory Agreement
EXHIBIT G             -      Certificate of Amendment
EXHIBIT H             -      Voting Trust Agreement
EXHIBIT I             -      Amended and Restated Bylaws
EXHIBIT J             -      Irrevocable Proxy



                                LIST OF SCHEDULES

Schedule              -      Organization and Corporate Power
Schedule              -      Authorized and Outstanding Stock
Schedule 2.5          -      Investments in Other Persons
Schedule 2.6(a)       -      No Change Since May 31, 1996
Schedule 2.6(c)       -      Indebtedness
Schedule              -      Events Subsequent to the Date of the Financial
                               Statements
Schedule              -      Litigation
Schedule              -      Taxes
Schedule              -      Real Property
Schedule              -      Personal Property
Schedule              -      Patents, Trademarks, etc.
Schedule              -      Agreements of Directors, Officers and Employees
Schedule              -      Contracts and Commitments
Schedule              -      Insurance Coverage
Schedule              -      Employee Matters
Schedule              -      Brokers or Finders (Company and He-Ro)
Schedule              -      Location of Inventories
Schedule 2.25         -      Customers
Schedule              -      Customs
Schedule              -      Brokers or Finders (Estate and Rounick)

                    NOTE AND COMMON STOCK PURCHASE AGREEMENT


         NOTE AND COMMON STOCK PURCHASE AGREEMENT, dated as of September 25, 1996 ("Agreement"), by and among The He-Ro Group, Ltd., a Delaware corporation (the "Company"), The HeRo Group, Inc., a New York corporation and a wholly owned subsidiary of the Company ("He-Ro"), Vasiliki Della Pasvantidou Rounick ("Rounick"), individually and as the Executrix of the Estate of Herbert Rounick (the "Estate"), the Estate and Sun Investment Partnership I, Ltd., a Florida limited partnership (the "Purchaser").


                                R E C I T A L S:

         A. As soon as practical after the date of this Agreement and after Purchaser has obtained a Financing Commitment, the Company shall commence a rights offering ("Rights Offering") whereby each shareholder of the Company will be offered the right (the "Purchase Right"), for a limited period of time (but in no event after the Closing Date), to purchase two shares of common stock, par value $.01 per share (the "Common Stock"), of the Company for each share of Common Stock owned by such shareholder, at $.50 per share.

         B. The Purchaser desires to purchase from the Estate, pursuant to the terms of this Agreement, (i) all of the principal amount of He-Ro's indebtedness to the Estate of approximately $6.0 million, plus accrued interest thereon, evidenced by a number of subordinated notes in such aggregate principal amount (collectively, the "Old Notes") issued by He-Ro as of May 31, 1995, and (ii) the Purchase Rights granted to the Estate pursuant to the Rights Offering.

         C. The Purchaser desires to exercise the Purchase Rights purchased from the Estate for 6,000,000 shares of Common Stock.

         D. The Company desires to issue an option to the Purchaser to purchase such number of shares of the Company's Common Stock, which, if exercised, would result in the Purchaser owning 49.99% (but in no event 50% or more) of the Company's Common Stock.

         E. The Company has a net operating loss carryforward (the "NOL"), which as of May 31, 1995 was $26.6 million, and per the Company's financial statements for the 12-month period ended May 31, 1996, an additional loss of approximately $3.9 million was incurred by the Company.

         F. Simultaneous with the receipt by the Purchaser of a Financing Commitment, the Company and Purchaser will execute and deliver that certain Investment Advisory Agreement, the form of which is attached hereto as EXHIBIT F.


                                    ARTICLE I
                  PURCHASE AND SALE OF NOTES AND COMMON STOCK;
                               ISSUANCE OF OPTIONS

         1.1 SALE AND PURCHASE OF NOTES AND PURCHASE RIGHTS. The Estate agrees to sell to the Purchaser and, subject to the terms and conditions hereof and in reliance upon the representations and warranties of each of the Company, He-Ro, the Estate and Rounick contained herein or made pursuant hereto, the Purchaser agrees to purchase from the Estate on the Closing Date, all of (i) the principal amount of He-Ro's indebtedness to the Estate evidenced by the Old Notes and all unpaid interest thereon accrued through and including the Closing Date (the aggregate amount of such principal and accrued interest is referred to herein as the "Purchased Debt"), and (ii) the Purchase Rights granted to the Estate pursuant to the Rights Offering. The aggregate purchase price to be paid to the

Estate by the Purchaser for the Purchased Debt and the Purchase Rights shall be $2.5 million. The Purchaser's purchase of the Purchased Debt shall be effected by the Estate's surrender of the Old Notes to He-Ro and the issuance by He-Ro to Purchaser of subordinated note(s), in substantially the form attached hereto as EXHIBIT (the "Notes"), in an aggregate principal amount equal to the Purchased Debt, less the Cancelled Debt (as hereinafter defined), which Notes shall be on substantially the same terms as the Old Notes.

         1.2 EXERCISE OF PURCHASE RIGHTS. Subject to the terms and conditions hereof and in reliance upon the representations and warranties of each of the Company, He-Ro, the Estate and Rounick contained herein or made pursuant hereto, the Purchaser agrees to exercise the Purchase Rights for 6,000,000 shares of Common Stock (the "Purchased Shares"), with at least $2.5 million of the $3.0 million aggregate purchase price to be paid in cash at Closing and the remaining purchase price to be paid by cancellation of an equivalent amount of the Purchased Debt (the "Cancelled Debt").

         1.3 ISSUANCE OF OPTION. The Company agrees to issue and deliver to Purchaser on the Closing Date an option in substantially the form attached as EXHIBIT hereto (the "Option"), which will entitle the Purchaser to purchase such number of shares of Common Stock so as to result in the Purchaser owning 49.99% (but in no event 50% or more) of the outstanding Common Stock (subject to anti-dilution adjustments in the event of any future issuances of Common Stock), at a purchase price of $0.50 per share, such price being subject to adjustment as provided in the Option. The purchase price for shares of Common Stock under the Option may, at the option of the Purchaser, be payable by Purchaser in exchange for a portion of the principal amount of the Notes equal to the aggregate purchase price for the shares of Common Stock to be purchased under the Option. The shares of Common Stock issuable pursuant to the Option are referred to herein as the "Option Shares."

         1.4 RESERVATION OF SHARES OF COMMON STOCK. The Company shall reserve from its authorized but unissued shares of Common Stock sufficient shares of Common Stock for issuance of the Option Shares and the Purchased Shares.

         1.5 CLOSING. The purchase and sale of the Purchased Shares and the Notes and the issuance of the Option shall be made at a closing (the "Closing") to be held at the offices of Lowenthal, Landau, Fischer & Bring, P.C., at 10:00 A.M., within five (5) business days (the "Closing Date") after the later of (a) the day on which the shareholders' meeting referred to in Section hereof shall have occurred, resulting in the approval of the transactions contemplated by this Agreement by the shareholders of the Company ("Shareholder Approval"), and
(b) the day on which all conditions set forth in Article hereof are satisfied or waived; or at such other date, time and place mutually agreed upon by the Company, Rounick and the Purchaser.

         1.6 DELIVERIES AT CLOSING. At the Closing, the parties are hereby delivering the following:

         (i) legal counsel for the Company and the Shareholders shall deliver a legal opinion to Purchaser in substantially the form attached as EXHIBIT ;

         (ii) the Company's transfer agent shall issue a stock certificate evidencing the Purchased Shares, in such denominations and such names as may be requested by the Purchaser, dated the Closing Date;

         (iii) the Estate shall surrender each of the Old Notes to the Purchaser;

         (iv) the Company shall deliver to the Purchaser the Notes, the Option, the Registration Rights Agreement in substantially the form attached as EXHIBIT D, and the License Agreement in substantially the form attached as EXHIBIT E;

         (v) the Company shall deliver evidence that the Certificate of Amendment to the Certificate of Incorporation (the "Certificate of Amendment") in substantially the form attached as EXHIBIT G shall have been duly filed with the Secretary of the State of Delaware;

         (vi) Purchaser shall deliver to the Company the purchase price in immediately available funds for the Purchased Shares;

         (vii) Purchaser shall deliver to the Estate the purchase price in immediately available funds for the Old Notes;

         (viii) the Estate and the Purchaser shall deliver the Voting Trust Agreement, in substantially the form attached as EXHIBIT H; and

         (ix) the parties shall deliver the other items contemplated under Articles and hereof.

         1.7 USE OF PROCEEDS. The Company shall use the proceeds from the sale of the Purchased Shares to provide working capital for the Company.


                                   ARTICLE II
                        REPRESENTATIONS AND WARRANTIES OF
                              THE COMPANY AND HE-RO

         In order to induce the Purchaser to consummate the transactions under this Agreement, the Company and He-Ro make the following representations and warranties, which are true, correct and complete in all respects on the date hereof and shall be true, correct and complete in all respects as of the
Closing:

         2.1 ORGANIZATION AND CORPORATE POWER. The Company and each of its Subsidiaries (i) is (or will be as of the Closing Date) a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and (ii) has all requisite corporate power and authority to own its properties and to carry on its business as presently conducted. The Company and each of its Subsidiaries is duly licensed or qualified to do business as a foreign corporation in each jurisdiction wherein the character of its property, or the nature of the activities presently conducted by it, makes such qualification necessary, except where the failure to so qualify would not have a Material Adverse Effect. Except as disclosed on SCHEDULE , no proceeding looking toward or relating to the dissolution or merger of the Company or any Subsidiary or the amendment of any of their respective certificates of incorporation or articles of incorporation is pending or has been commenced or is contemplated (other than as contemplated under this Agreement). Neither the Company nor any Subsidiary is in violation in any respect of its certificate or articles of incorporation or bylaws. A true and correct copy of each of the certificate of incorporation and bylaws of the Company and the Subsidiaries, as amended to date, has been furnished to the Purchaser.

         2.2 AUTHORIZATION. Each of the Company and He-Ro has all necessary corporate power and authority, and has taken all necessary corporate action required for the due authorization, execution, delivery and performance by the Company of this Agreement and the Related Agreements to which the Company or He-Ro is a party, and the consummation of the transactions contemplated herein or therein, and for the due authorization, issuance and delivery of the Purchased Shares, the Option and the Notes. Other than Shareholder Approval and the filing of the Certificate of Amendment with the Delaware Secretary of State, the issuance of the Purchased Shares, the Option or the Notes does not or will not require any further corporate action and is not subject to any preemptive right, right of first refusal or the like. This Agreement is, and upon execution and delivery, the Related Agreements to which the Company or He-Ro is a party will be, valid and binding obligations of each of the Company and He-Ro, enforceable in accordance with their respective terms, except as such enforcement may be limited by applicable bankruptcy, insolvency, moratorium or similar laws which affect creditors' rights generally. The adoption by the Company of the form of the Certificate of Amendment has been approved by the Board of Directors of the Company.

         2.3 GOVERNMENT APPROVALS. No consent, approval, license or authorization of, or designation, declaration or filing with, any Governmental Authority is or will be required on the part of the Company or He-Ro in connection with the execution, delivery and performance by the Company of this Agreement or any of the Related Agreements, or in connection with the issuance of the Securities or the Notes, except for (i) those which have already been made or granted, (ii) the filing of registration statements (with respect to the registration rights granted pursuant to the Registration Rights Agreement) or proxy statements, under the Securities Act of 1933, as amended (the "Securities Act"), the Securities Exchange Act of 1934, as amended (the "Exchange Act") or any applicable state securities commission, (iii) filing of the Certificate of Amendment with the Delaware Secretary of State, and (iv) the filing of an additional listing application with the New York Stock Exchange to list the Securities.

         2.4 AUTHORIZED AND OUTSTANDING STOCK. The authorized capital stock of the Company consists of (i) 25,000,000 shares of Common Stock, of which 6,717,333 shares are validly issued and outstanding (1,343,462 issued to and held by a Subsidiary, Durnard Limited) and, based solely on the Company's transfer agent list, dated as of September 12, 1996, and attached hereto as part of SCHEDULE , held of record by the shareholders set forth thereon, and all shareholders known to the Company who own beneficially in excess of 5% of Common Stock are also set forth on SCHEDULE (setting forth such person's name, amount of shares of Common Stock beneficially owned by such person and the percentage of outstanding Common Stock owned by such person, as calculated in accordance with the proxy rules of the Exchange Act), and (ii) 1,000,000 shares of preferred stock, $.01 par value, none of which are currently outstanding. There are no treasury shares held by the Company. All issued and outstanding shares of capital stock are, and when issued in accordance with the terms hereof, the Securities will be, duly and validly authorized, validly issued and fully paid and non-assessable and free from any restrictions on transfer, except for restrictions imposed by federal or state securities or "blue-sky" laws and except for those imposed pursuant to this Agreement or any Related Agreement. A sufficient number of authorized but unissued shares of Common Stock has been or will be reserved for issuance upon exercise of the Purchase Rights and the Option. Except as otherwise set forth in SCHEDULE , there are no outstanding warrants, options (including, but not limited to, options granted under the Company's stock option plans), commitments, preemptive rights, rights to acquire or purchase, conversion rights or demands of any character relating to the capital stock or other securities of the Company (collectively the "Stock Rights"). SCHEDULE sets forth a detailed listing of the following items with respect to the Stock Rights: (i) the name of each holder of the Stock Rights,
(ii) the number of shares subject to such Stock Rights, (iii) the exercise price for the shares to be issued pursuant to such Stock Rights, (iv) the vesting schedule for such Stock Rights, and (v) any other material information with respect to the Stock Rights. All issued and outstanding shares of stock of the Company were issued (i) in transactions duly registered under the Securities
Act, or in transactions exempt from the registration provisions of the Securities Act, and (ii) in compliance with or in transactions exempt from the registration provisions of applicable state securities or "blue-sky" laws.

         2.5 SUBSIDIARIES. Except as set forth in SCHEDULE , and other than the Senior Debt, the Old Notes and intercompany indebtedness eliminated in the consolidated financial statements of the Company, the Company has no Subsidiaries nor any investment or other interest in, or any outstanding loan or advance to or from, any Person, including, without limitation, any officer, director or shareholder. Except as set forth on SCHEDULE , the Company owns, directly or indirectly, of record and beneficially, free and clear of all liens, charges, restrictions, claims and encumbrances of any nature, all of the issued and outstanding capital stock of each of its Subsidiaries. Except as provided in this Agreement or under the Senior Debt, there are no restrictions (whether by agreement, statute (other than the corporate laws of the applicable state of incorporation), rule, regulation, order or otherwise) that may affect or limit the liability of (i) any Subsidiary to pay dividends or make distributions to the Company, or (ii) the Company to pay dividends or make distributions to holders of its capital stock. There are no outstanding options, warrants, rights, convertible securities or other agreements or plans under which any Subsidiary may become obligated to issue, sell or transfer shares of its capital stock or other securities.

         2.6 FINANCIAL INFORMATION; NOL; INDEBTEDNESS.

         (a) The Company has filed all reports required to be filed by it with the Securities and Exchange Commission (the "Commission") pursuant to the Exchange Act since the date of its initial public offering of Common Stock pursuant to the Securities Act (collectively the "SEC Reports"), and has previously furnished or made available to the Purchaser true and complete copies of all such SEC Reports. None of such SEC Reports, as of their respective dates, contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. Each of the balance sheets (including the related notes) included in the SEC Reports fairly presents in all material respects the consolidated financial position of such Company and its Subsidiaries as of the respective dates thereof, and the other related statements (including the related notes) included therein fairly present in all material respects the results of operations and cash flows of the Company and the Subsidiaries for the respective periods or as of the respective dates set forth therein, all in conformity with generally accepted accounting principles consistently applied during the periods involved, except as otherwise noted therein and subject, in the case of the unaudited interim financial statements, to normal year-end adjustments and any other adjustments described therein and the absence of any notes thereto. Neither the Company nor any Subsidiary has any liabilities or obligations, contingent or otherwise, of the type required to be disclosed by generally accepted accounting principles, which are not adequately reflected in or reserved against in the financial statements included in the SEC Reports, except for liabilities incurred since the date of the last financial statement included in the SEC Reports in the ordinary course of business and consistent with past practices. Other than as set forth on
SCHEDULE 2.6(A), since May 31, 1996 through the Closing Date, (i) there has been no change in the business, assets, liabilities, prospects, condition (financial or otherwise) or operations of the Company and its Subsidiaries except for changes in the ordinary course of business which, individually or in the aggregate, would not have a Material Adverse Effect, (ii) none of the business, prospects, condition (financial or otherwise), operations, property or affairs of the Company and its Subsidiaries has been materially adversely affected by any occurrence or development, individually or in the aggregate, whether or not insured against, and (iii) there has been no adverse change in the Republic of China's continued status as a "most favored nation" and/or tariffs, which could, individually or in the aggregate, have a Material Adverse Effect.

         (b) As of May 31, 1995, for Federal income tax purposes, the Company had net operating loss carryovers incurred in the years 1993, 1994, 1995 of not less than, $7,281,980, $15,564,931, and $3,745,827, respectively (or, not less than $26,592,738 in the aggregate) and, as of the date hereof prior to giving effect to the transactions contemplated herein (or the Closing Date after giving effect to the transactions contemplated herein), the use of the full amount of those net operating loss carryovers, in each case for 15 years from the year incurred, by any member of the affiliated group of which the Company is the common parent, is not limited by Sections 269, 381, 382, 384 or any other provision of the Code, including, without limitation, the Treasury regulations governing the filing of consolidated returns by affiliated groups or by any comparable provision of any state or local income or franchise tax.

         (c) SCHEDULE (C) attached hereto sets forth (i) the amount of all Indebtedness of the Company and its Subsidiaries outstanding, on a consolidated basis, on the date hereof, (ii) any Lien with respect to such Indebtedness, and
(iii) a list of each instrument or agreement governing such Indebtedness (true and correct copies of which have been provided to the Purchaser). Except as set forth on SCHEDULE (C), no default exists with respect to or under any such Indebtedness or any instrument or agreement relating thereto, which has not been waived in writing by the holder thereof. The Old Notes represent all of the Indebtedness owed to the Estate by the Company or its Subsidiaries.

         2.7 EVENTS SUBSEQUENT TO THE DATE OF THE FINANCIAL STATEMENTS. Except as disclosed in SCHEDULE , or as contemplated by this Agreement, since May 31, 1996, neither the Company nor any Subsidiary has (i) declared, set aside or paid any dividends, or made any distributions or payments, in respect of its equity securities, or repurchased, redeemed or otherwise acquired any equity or other securities or issue any shares or other units of any equity or other securities;
(ii) merged into or with or consolidated with, any other corporation or acquired the business or assets of any Person; (iii) purchased any securities of any Person; (iv) amended its articles of incorporation or bylaws; (v) issued any securities relating to its shares of Common Stock, or granted, or entered into any agreement to grant, any options, convertability rights, other rights, warrants, calls or agreements relating to its shares of Common Stock, or redeemed, repurchased or otherwise reacquired any of its shares; (vi) created, incurred, assumed, guaranteed or otherwise became liable or obligated with respect to any Indebtedness, or made any loan or advance to, or any investment in, any Person, except in each case in the ordinary course of business or as reflected in the financial statements included in the Form 10-K for the period ended May 31, 1996; (vii) made any change in any existing election, or made any new election, with respect to any tax law in any jurisdiction which election could have an effect on the tax treatment of the Company or its business operations before or after the Closing Date; (viii) entered into, amended or terminated any material agreement; (ix) sold, transferred, leased, mortgaged, encumbered or otherwise disposed of, or agreed to sell, transfer, lease, mortgage, encumber or otherwise dispose of, any properties or assets except (a) in the ordinary course of business, or (b) pursuant to any agreement specified in SCHEDULE ; (x) settled any material claim or litigation, or filed any material motions, orders, briefs or settlement agreements in any proceeding before any Governmental Authority or any arbitrator; (xi) incurred or approved, or entered into any agreement or commitment to make, any expenditures in excess of $50,000 (other than those required pursuant to any agreement set forth in SCHEDULE or in the ordinary course of business consistent with past practices);
(xii) maintained its books of account other than in the usual, regular and ordinary manner in accordance with generally accepted accounting principles and on a basis consistent with prior periods or made any change in any of its accounting methods or practices; (xiii) engaged in any one or more activities or transactions outside the ordinary course of business; (xiv) made any increase in
(a) the rate of compensation payable or to become payable to its directors, officers, agents or employees, or (b) the payment of any bonus, payment or arrangement made to, for or with any of its directors, officers, agents or employees, except as required in an agreement set forth in SCHEDULE or by any benefit plans set forth in SCHEDULE ; (xv) made any material change, whether oral or written, to any agreement or understanding with any of the Company's suppliers, or entered into any new material agreements or understandings with suppliers; (xvi) sold, assigned, transferred or granted any license with respect to any patent, trademark, trade name, service mark, copyright, trade secret or other intangible asset, except pursuant to license or other agreements set forth on SCHEDULE ; (xvii) suffered any loss of property or waived any right of substantial value whether or not in the ordinary course of business; (xviii) made any material change in the manner of business or operations of the Company or any Subsidiary; (xix) taken any action that could impair or restrict the use or availability of the NOL; or (xx) committed to do any of the foregoing.

         2.8 LITIGATION. Except as disclosed in the Form 10-K for the period ended May 31, 1996, or as set forth on SCHEDULE , there are no claims, actions, suits, investigations or proceedings against the Company or any Subsidiary in any court or before any Governmental Authority, or before any arbitrator (whether covered by insurance or not) pending or, to the knowledge of the Company threatened, against the Company or any Subsidiary which (i) questions the validity of this Agreement, the Notes, the Purchased Shares, the Option or the Securities or any other Related Documents or any action taken or to be taken pursuant hereto or thereto, (ii) could reasonably be expected to adversely affect the right, title or interest of the Purchaser to the Notes, the Option, the Purchased Shares or the Securities, or (iii) might have a Material Adverse Effect; nor, to the knowledge of the Company, except as set forth on SCHEDULE , has there occurred any event or does there exist any condition on the basis of which any such litigation, proceeding or investigation might properly be instituted with any substantial chance of recovery where such recovery would likely have a Material Adverse Effect. Neither the Company nor any Subsidiary is in default with respect to any order, writ, injunction, decree, ruling or decision of any court, commission, board or other government agency.

         2.9 COMPLIANCE WITH LAWS. The Company is and has been in compliance in all respects with any and all Legal Requirements applicable to the Company and the Subsidiaries, other than failures to so comply that would not have a Material Adverse Effect. Neither the Company nor any Subsidiary has received or entered into any citations, complaints, consent orders, compliance schedules, or other similar enforcement orders or received any written notice from any Governmental Authority or any other written notice that would indicate that there is not currently compliance with all such Legal Requirements, except for failures to so comply that would not have a Material Adverse Effect. The Company has not received notice of, and to the Knowledge of the Company, there is no basis for, any claim, action, suit, investigation or proceeding that might result in a finding that the Company or any Subsidiary is not or has not been in compliance with the Foreign Corrupt Practices Act of 1977, as amended, and the rules and regulations promulgated thereunder. There are no adverse orders, judgments, writs, injunctions, decrees or demands of any court or administrative body, domestic or foreign, or of any other governmental agency or instrumentality, domestic or foreign, outstanding against the Company of any Subsidiary.

         2.10 TAXES. The Company and each of its Subsidiaries has filed all tax returns (including statements of estimated taxes owed) required to be filed within the applicable periods for such filings and has timely paid all taxes required to be paid, and has established adequate reserves (net of estimated tax payments already made) for the payment of all taxes payable in respect to the period subsequent to the last periods covered by such returns. No deficiencies for any tax have been proposed or assessed against the Company or any Subsidiary and, except as disclosed on SCHEDULE , no tax returns of the Company or any Subsidiary have ever been audited, and, to the knowledge of the Company, there is no such audit pending or contemplated. There is no tax lien, whether imposed by any federal, state, local or foreign taxing authority, outstanding against the assets, properties or business of the Company.

         2.11 REAL PROPERTY.

         (a) SCHEDULE sets forth the addresses and uses of all real property that the Company or any Subsidiary owns, leases or subleases, and any Lien on any such owned real property or the Company's or Subsidiary's leasehold interest therein, specifying in the case of each such lease or sublease, the name of the lessor or sublessor, as the case may be, the lease term and the obligations of the lessee thereunder.

         (b) Except as set forth on SCHEDULE , the Company or its Subsidiary, as the case may be, has good and marketable title to, and owns free and clear of all Liens, all property listed as owned by the Company or any Subsidiary on SCHEDULE , and there is no material violation of any law, regulation or ordinance (including without limitation laws, regulations or ordinances relating to zoning, environmental, city planning or similar matters) relating to any real property owned, leased or subleased by the Company or any Subsidiary.

         (c) All the leases listed on SCHEDULE are valid and enforceable and are in full force and effect, and there are no defaults by the Company or any Subsidiary under any of such leases or, to the knowledge of the Company, by any other party thereto, which might curtail in any material respect the present use of the Company's and such Subsidiary's property listed on SCHEDULE . The performance by the Company of this Agreement and the Related Agreements will not result in the termination of, or in any increase of any amounts payable under, any lease listed on SCHEDULE .

         2.12 PERSONAL PROPERTY. Except as set forth on SCHEDULE and except for property sold or otherwise disposed of in the ordinary course of business since May 31, 1996, the Company and its Subsidiaries own, free and clear of any Liens, all of the personal property reflected as owned by the Company and its Subsidiaries in the balance sheet contained in Form 10-K for the period ended May 31, 1996, and all other material items of personal property acquired by the Company and its Subsidiaries through the date hereof. All material items of such personal property are in good operating condition, normal wear and tear excepted.

         2.13 PATENTS, TRADEMARKS, ETC. Set forth on SCHEDULE is a list and brief description of all material patents, patent rights, patent applications, trademarks, trademark applications, service marks, service mark applications trade names and copyrights, and all applications for such that are in the process of being prepared, owned by or registered in the name of the Company or any Subsidiary, or of which the Company or any Subsidiary is a licensor or licensee or in which the Company or any Subsidiary has any right, and in each case a brief description of the nature of such right. The Company and its Subsidiaries own or possess adequate licenses or other rights to use all patents, patent applications, trademarks, trademark applications, service marks, service mark applications, trade names, copyrights, manufacturing processes, formulae, trade secrets and know how (collectively, "Intellectual Property") necessary or desirable to the conduct of their business as conducted and as proposed to be conducted. No claim is pending or, to the knowledge of the Company, threatened to the effect that the operations of the Company infringe upon or conflict with the asserted rights of any other person under any Intellectual Property, and there is no known basis for any such claim (whether or not pending or threatened). No claim is pending or, to the knowledge of the Company, threatened to the effect that any such Intellectual Property owned or licensed by the Company, or which the Company or any Subsidiary otherwise has the right to use, is invalid or unenforceable by the Company or such Subsidiary, and there is no known basis for any such claim (whether, or not pending or threatened). To the knowledge of the Company, all technical information developed by and belonging to the Company and its Subsidiaries which has not been patented or copy- written has been kept confidential by the Company. Neither the Company nor any Subsidiary has granted or assigned to any other person or entity any right to provide the services or proposed services of the Company or such Subsidiary. To the knowledge of the Company, and other than as contemplated by this Agreement, no current or former principal shareholder, key employee, officer or director of the Company or any of its Subsidiaries has (directly or indirectly) any right, title or interest in any of the rights described on SCHEDULE other than such right which such Person may enjoy as a shareholder of the Company.

         2.14 AGREEMENTS OF DIRECTORS, OFFICERS AND EMPLOYEES. Except as set forth on SCHEDULE , to the knowledge of the Company, no director, officer or employee of or consultant to the Company or any Subsidiary is in violation of any terms of any employment contract, non-competition agreement, non-disclosure agreement, or other contract or agreement containing restrictive covenants relating to the right of any such director, officer, employee or consultant to be employed or engaged by the Company or such Subsidiary because of the nature of the business conducted or proposed to be conducted by the Company or such Subsidiary, or relating to the use of trade secrets or proprietary information of others.

         2.15 GOVERNMENTAL AND INDUSTRIAL APPROVALS. The Company and each of its Subsidiaries has all the material permits, licenses, orders, certifications, franchises and other rights and privileges of all federal, state, local or foreign governmental or regulatory bodies necessary or desirable for the Company and such Subsidiaries, taken as a whole, to conduct their respective businesses as presently conducted. All such permits, licenses, orders, certifications, franchises and other rights and privileges are in full force and effect and, to the knowledge of the Company, no suspension or cancellation of any of them is threatened, and none of such permits, licenses, orders, certifications, franchises or other rights and privileges will be affected by the consummation of the transactions contemplated in this Agreement and the Related Agreements. Neither the Company nor any Subsidiary is in default under any of such franchises, licenses, permits, consents, approvals or other authority.

         2.16 FEDERAL RESERVE REGULATIONS. Neither the Company nor any of its Subsidiaries has engaged in the business of extending credit for the purpose of purchasing or carrying margin stock (within the meaning of Regulation G of the Board of Governors of the Federal Reserve System), and no part of the proceeds of the sale of the Securities will be used to purchase or carry any margin security or to extend credit to others for the purpose of purchasing or carrying any margin security or in any other manner which would involve a violation of any of the regulations of the Board of Governors of the Federal Reserve System.

         2.17 CONTRACTS AND COMMITMENTS. Except as set forth on SCHEDULE 2.11 or SCHEDULE attached hereto or as disclosed in the Company's Form 10-K for the period ended May 31, 1996, neither the Company nor any Subsidiary is a party to any oral or written (i) consulting agreement not terminable on 60 days or less notice involving the payment of more than $10,000 per annum, (ii) joint venture agreement, (iii) noncompetition or similar agreements that restricts the Company or its Subsidiaries from engaging in a line of business either in total or in a particular territory or for a particular period, (iv) agreement with any executive officer or other employee of the Company or any Subsidiary, the benefits of which are contingent, or the terms of which are materially altered, upon the occurrence of a transaction involving the Company of the nature contemplated by this Agreement and which provides for the payment of in excess of $10,000, (v) agreement with respect to any executive officer of the Company or any Subsidiary providing any term of employment beyond one year or compensation guaranty in excess of $10,000 per annum, (vi) agreement or plan, including any stock option plan, stock appreciation rights plan, restricted stock plan or stock purchase plan, any of the benefits of which will be increased, or the vesting of the benefits of which will be accelerated, by the occurrence of any of the transactions contemplated by this Agreement or the value of any of the benefits of which will be calculated on the basis of any of the transactions contemplated by this Agreement, (vii) contract or agreement that cannot by its terms be terminated by the Company or any Subsidiary with 30 days or less notice without penalty and involves annual payments in excess of $50,000, (viii) contract or agreement for capital expenditures involving payments in excess of $50,000, (ix) other than in the ordinary course of business consistent with past practices, any agreement for the sale of assets that have a net book value of $50,000 or more, or (x) contract or agreement that is material to the Company and its Subsidiaries taken as a whole. Except as disclosed in the Form 10-K for the period ended May 31, 1996, the Company has not received notice that any party to any agreement or any customer of the Company intends to terminate, limit or restrict its relationship with the Company, where such termination would have a Material Adverse Effect.

         2.18 SECURITIES ACT. The Company has complied and will comply with all applicable federal or state securities laws in connection with the issuance and sale of the Option, the Securities and the Notes. Neither the Company nor anyone acting on its behalf has offered any of the Option, the Securities or the Notes, or similar securities, or solicited any offers to purchase any of such securities, so as to bring the issuance and sale of the Option, the Securities or the Notes under the registration provisions of the Securities Act.

         2.19 REGISTRATION RIGHTS. The Company has not granted any rights relating to registration of its capital stock under the Securities Act or state securities laws other than those contained in this Agreement or in the Warrants.

         2.20 INSURANCE COVERAGE. SCHEDULE hereto contains an accurate summary of the insurance policies currently maintained by the Company and its Subsidiaries, copies of which have been furnished to the Purchaser. Except as described on SCHEDULE , there are currently no claims pending against the Company or any Subsidiary under any insurance policies currently in effect and covering the property, business or employees of the Company and its Subsidiaries.

         2.21 EMPLOYEE MATTERS. Except as disclosed in the Form 10-K for the period ended May 31, 1996, or as set forth on SCHEDULE , neither the Company nor any Subsidiary has in effect any employment agreements, deferred compensation, pension or retirement agreements or arrangements, bonus, incentive or profit-sharing plans or arrangements, or labor or collective bargaining agreements, written or oral. Other than with respect to Rounick, none of the officers or other key employees of the Company or any Subsidiary has notified the Company of his or her intention to terminate his or her employment. The
Company and its Subsidiaries are in compliance in all respects with all applicable laws and regulations relating to labor, employment, fair employment practices, terms and conditions of employment, and wages and hours, except where such failure to comply would not reasonably be likely to have a Material Adverse Effect. The Company and each Subsidiary is in material compliance with the terms of all plans, programs and agreements listed on SCHEDULE , and each such plan, program or agreement is in compliance in all material respects with all of the requirements and provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). No such plan or program has engaged in any "prohibited transaction" as defined in Section 4975 of the Code, or has incurred any "accumulated funding deficiency" as defined in Section 302 of ERISA, nor has any reportable event as defined in Section 4043(b) of ERISA occurred with respect to any such plan or program. Neither the Company nor any Subsidiary has or has maintained any group health plan subject to Section 4980B of the Code or
Section 162(i) or (k) of the Code as amended by the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended by the Technical and Miscellaneous Revenue Act of 1988. With respect to each plan listed on SCHEDULE , all required filings, including all filings required to be made with the United States Department of Labor and Internal Revenue Service, have been timely filed, and the present value of all accrued benefits under each such plan does not, as of the date hereof, and will not, as of the Closing Date, exceed the value of the respective net assets of each such plan applicable to such benefits.

         2.22 NO BROKERS OR FINDERS. Except as disclosed on SCHEDULE , which SCHEDULE sets forth the financial terms of such arrangements, no person has or will have, as a result of the transactions contemplated by this Agreement, any right, interest or claim against or upon the Company or any of its Subsidiaries for any commission, fee or other compensation as a finder or broker because of any act or omission by the Company or any of its Subsidiaries.

         2.23 TRANSACTIONS WITH AFFILIATES. Except as disclosed in the Proxy Statement for the Annual Meeting of Shareholders held on May 28, 1996 or in the Form 10-K for the period ended May 31, 1996, there are no loans, leases or other continuing transactions between the Company or any Subsidiary on the one hand, and any officer or director of the Company or any Subsidiary or any person owning five percent (5%) or more of the Common Stock of the Company or any respective family member or affiliate of such officer, director or shareholder on the other hand.

         2.24 ASSUMPTIONS, GUARANTEES, ETC. OF INDEBTEDNESS OF OTHER PERSONS. Neither the Company nor any Subsidiary has assumed, guaranteed, endorsed or otherwise become directly or contingently liable on or for any Indebtedness of any other Person, except guarantees by endorsement of negotiable instruments for deposit or collection or similar transactions or with respect to the Senior Debt.

         2.25 SUPPLIERS AND CUSTOMERS.

         (a) Each of the Company and each Subsidiary has adequate sources of supply for its business as currently conducted and as proposed to be conducted. Each has good relationships with all of its material sources of supply of goods and services and each does not anticipate any material problem with any such material sources of supply, except with respect to possible trade and import restrictions as disclosed in the Form 10-K for the period ended May 31, 1996
(and to the best knowledge of the Company and Subsidiaries there has been no change in such restrictions and no change is pending or contemplated as of the date hereof except as specifically disclosed in the Form 10-K for the period ended May 31, 1996, which is reasonably likely to render the representations contained in this Section untrue or incorrect).

         (b) SCHEDULE sets forth the top 20 customers of the Company (on a consolidated basis) during the 12-month period ended August 31, 1996, together with the dollar amount of goods purchased by such customers during such period (collectively, the "Top Customers"). Each of the Company and each Subsidiary has good relationships with the Top Customers and does not anticipate any material problems with any of them.

         (c) Neither the Company nor any Subsidiary has any knowledge that the purchases from the Top Customers might materially decrease.

         2.26 STATUS UNDER CERTAIN LAWS. Neither the Company nor any of its Subsidiaries is an "investment company", or a company "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended. Neither the Company nor any of its Subsidiaries is a "holding company", or a "subsidiary company" of a "holding company", or an "affiliate" of a "holding company" or of a "subsidiary company" of a "holding company", as such terms are defined in the Public Utility Holding Company Act of 1935, as amended.

         2.27 NO CONFLICTS OR DEFAULTS. Other than with respect to the Senior Debt, the execution, delivery and performance by the Company and the Subsidiaries of this Agreement and the Related Documents to which it is or will be a party and any of the transactions contemplated hereby or thereby does not and will not (i) violate or conflict with, with or without the giving of notice or the passage of time or both, any provision of (A) the respective certificates or articles of incorporation or bylaws of the Company or any of its Subsidiaries or (B) any law, rule, regulation, order, judgment, writ, injunction, decree, agreement, indenture or other instrument applicable to the Company or any of its Subsidiaries or any of their respective properties, (ii) result in the creation of any security interest, Lien or other encumbrance upon any of the Company's or any Subsidiary's properties, assets or revenues, (iii) require the consent, waiver, approval, order or authorization of, or declaration, registration, qualification or filing with, any Person (other than as set forth in SECTION hereof), (iv) cause anti-dilution clauses of any outstanding securities to become operative or give rise to any preemptive rights (other than pursuant to the Stock Option Plans and the Warrants), or (v) to the knowledge of the Company, cause the Company or any Subsidiary to lose the benefit of any right or privilege it presently enjoys or cause any Person who is expected to normally do business with the Company or any Subsidiary to discontinue to do so on the same basis. Other than with respect to the Senior Debt, for which written waivers of default have been obtained, or as disclosed on SCHEDULE , neither the Company nor the Subsidiary is in default under, and no condition exists (whether covered by insurance or not) that with or without notice or lapse of time or both would
(i) constitute a default under, or breach or violation of, any Legal Requirement, indenture, agreement or instrument applicable to the Company or the Subsidiaries, or (ii) accelerate or permit the acceleration of the performance required under, or give any other party the right to terminate, any indenture, agreement or instrument applicable to the Company or the Subsidiaries, other than defaults, breaches, violations or accelerations that would not have a Material Adverse Effect.

         2.28 ENVIRONMENTAL COMPLIANCE.

         (a) There is no substance or material defined or designated as a hazardous or toxic waste, material or substance, or other similar term, by any federal, state or local environmental statute, regulation or ordinance on, about or in, in material violation of law, any property, real or personal, in which the Company or any Subsidiary has any interest.

         (b) There is no (and has not been any) offsite disposal or on-site disposal at any locations currently or formerly owned or occupied by the Company or any Subsidiary as a result of which disposal there would exist a risk that the Company or any Subsidiary would incur a liability or obligation under federal, state or local environmental or other laws, regulations or ordinances.

         (c) Neither the Company nor any Subsidiary nor, to the knowledge of the Company and of its Subsidiaries, any prior or present owner, operator, tenant, subtenant or invitee of any of the real property (including improvements) owned by the Company or any Subsidiary, or formerly owned by the Company or any Subsidiary, have (i) used, installed, stored, spilled, released, transported, disposed of or discharged any hazardous substances upon, into, beneath, from or affecting such real property (including improvements), or (ii) received any verbal or written notice, citation, subpoena, summons, complaint or other correspondence or communication from any person with respect to the presence of hazardous substances upon, in, beneath, or emanating from or affecting any of the real property (including improvements) currently or formerly owned or occupied by the Company or any Subsidiary. The Company has provided Purchaser with copies of all, environmental audits, reports and studies of which the Company is aware relating to conditions at any property owned or used by the Company or any Subsidiary.

         (d) Neither the Company nor any Subsidiary has any knowledge of any intentional or unintentional, gradual or sudden, release, disposal or discharge upon, into or beneath the real property (including improvements) currently or formerly owned or occupied the Company or any Subsidiary, that has caused or is causing soil or groundwater contamination which under applicable environmental laws, regulations or ordinances could require investigation or remediation or could otherwise create a material liability or obligation on the part of the Company or any Subsidiary.

         2.29 DISASTER. Neither the business nor the properties of the Company or its Subsidiaries is currently (or has been since May 31, 1996) damaged or otherwise adversely affected by any fire, explosion, accident, strike, lockout or other dispute, drought, storm, hail, earthquake, embargo, act of God or of the public enemy or other casualty (whether or not covered by insurance), which materially adversely affects, or if such event or condition were to continue for more than ten (10) additional days could materially adversely affect, the assets, properties, liabilities, business, affairs, results of operations, condition (financial or otherwise) or prospects of the Company on a consolidated basis.

         2.30 INVENTORIES; ACCOUNTS RECEIVABLE. Subject to the disclosure set forth in footnote 3 to the audited financial statements contained in the Form 10-K for the period ended May 31, 1996 with respect to a write-down of Hong Kong inventory (the "Hong Kong Inventory"), the inventory of the Company and the Subsidiaries consist of, and as of the Closing Date shall consist of, items that are usable and saleable in the ordinary and usual course of business for the purposes of which intended. Such inventory is carried on the Company's books of account in accordance with generally accepted accounting principles consistently applied at the lower of cost or market, and the value of obsolete materials, materials below standard quality and slow-moving materials have been written down in accordance with generally accepted accounting principles. The Hong Kong Inventory has been written down to its net realizable value in accordance with generally accepted accounting principles consistently applied at the lower of cost or market, based on the Company continuing as a going concern. Neither the Company nor the Subsidiaries is under any liability or obligation with respect to the return of its inventory or merchandise in the possession of wholesalers, distributors, retailers or other customers, except for goods sold under consignment at retail stores. All inventory is located at the locations set forth on SCHEDULE . The accounts receivable of the Company and the Subsidiaries reflected on the most recent balance sheet delivered to the Purchaser arose from bona fide transactions in the ordinary course of business, and the goods and services involved have been sold, delivered and performed to the account obligors, and no further filings (with governmental agencies, insurers or others) are required to be made, no further goods are required to be provided and no further services are required to be rendered in order to complete the sales and fully render the services and to entitle the Company or the Subsidiaries to collect the accounts receivable in full. Except as provided in the Senior Debt, no such account has been assigned or pledged to any other person, firm or corporation and no defense or set-off to any such account has been asserted by the account obligor or exists. No agreement for deduction, free services, discount or other deferred price adjustment has been made with respect to such accounts receivable. The allowance for doubtful accounts set forth in the balance sheet as of the most recent balance sheet delivered to the Purchaser is adequate from a historical perspective for the nonpayment of claims previously submitted and for which revenues have been accrued.

         2.31 CUSTOMS. SCHEDULE sets forth (i) all names of importers of record, including importer identification numbers, with respect to all textile and apparel products imported by the Company into the United States, and (ii) all names of foreign manufacturers. Neither the Company nor its Subsidiaries have done business with any exporter or manufacturer on the "List of Foreign Entities Violating Textile Transshipments and Country of Origin Rules." The Company has implemented an "Informed Compliance Program" with respect to the import of its goods into the United States, a true and correct copy of which has been provided to the Purchaser. The Textile Rules of Origin, promulgated under the laws of the United States Custom Service ("Customs"), effective as of July 1, 1996, have not and will not have a Material Adverse Effect. There are no outstanding penalties, investigations, advances, seizures or increases in duties imposed against the Company by Customs, nor has the Company received notice of any such claims. Customs has not demanded, nor is there any reasonable basis for Customs to demand, redelivery of any goods imported by the Company into the United States within 180 days prior to the date hereof (or 180 days prior to Closing).

         2.32 INFORMATION IN PROXY STATEMENT. None of the information to be supplied by the Company or any Subsidiary in the proxy statement to be distributed in connection with the meeting of shareholders of the Company to vote upon this Agreement and the transactions contemplated hereby (the "Proxy Statement") will, at the time of the mailing of the Proxy Statement and any amendments or supplements thereto, and at the time of the meeting of shareholders to be held in connection with the approval of this Agreement and the transactions contemplated hereby, will contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they are made, not misleading. The Proxy Statement insofar as it pertains to the Company will comply as to form in all material respects with the provisions of the Exchange Act and the rules and regulations promulgated thereunder.

         2.33 SOLVENCY. The Company is solvent.

         2.34 DISCLOSURES. Neither this Agreement, any schedule or exhibit to this Agreement, the Related Agreements, the SEC Reports, nor any other agreement, document or written statement made by the Company or He-Ro and furnished by the Company or He-Ro to the Purchaser or the Purchaser's counsel in connection with the transactions contemplated hereby, contains any untrue statement of material fact or omits to state any material fact necessary to make the statements contained herein or therein not misleading. There is no fact known to the Company or He-Ro that has not been disclosed herein or in any other agreement, document or written statement furnished by the Company or any of its Subsidiaries to the Purchaser or their counsel in connection with the transactions contemplated hereby which materially adversely affects or could materially and adversely affect the business, properties, assets or financial condition of the Company or any of its Subsidiaries.


                                   ARTICLE III
                        REPRESENTATIONS AND WARRANTIES OF
                             THE ESTATE AND ROUNICK

         In order to induce the Purchaser to consummate the transactions under this Agreement, each of the Estate and Rounick jointly makes the following representations and warranties, which are true, correct and complete in all respects on the date hereof and shall be true, correct and complete in all respects as of the Closing:

         3.1 AUTHORIZATION. Each of Rounick and the Estate has all necessary power and authority, and has taken all necessary action required for the due authorization, execution, delivery and performance by Rounick and the Estate of this Agreement the Related Agreements to which it or she is a party, and the consummation of the transactions contemplated herein or therein, and for the sale of the Old Notes. Except as required under the Senior Debt, the sale of the Old Notes does not or will not require any further action and is not subject to any preemptive right, right of first refusal or the like. This Agreement is, and upon execution and delivery, the Related Agreements to which the Estate or Rounick is a party, will be, valid and binding obligations of Rounick and the Estate (including the beneficiaries thereto), enforceable in accordance with their respective terms, except as such enforcement may be limited by applicable bankruptcy, insolvency, moratorium or similar laws which affect creditors' rights generally.

         3.2 GOVERNMENT APPROVALS. No consent, approval, license or authorization of, or designation, declaration or filing with, any court or governmental authority is or will be required on the part of Rounick or the Estate in connection with the execution, delivery and performance by Rounick or the Estate of this Agreement or any of the Related Agreements, or in connection with the sale of the Old Notes.

         3.3 NO BROKERS OR  FINDERS.  Except as  disclosed  on  SCHEDULE , which
SCHEDULE sets forth the financial terms of such arrangements, no person has or will have, as a result of the transactions contemplated by this Agreement, any right, interest or claim against or upon the Estate or Rounick for any commission, fee or other compensation as a finder or broker because of any act or omission by the Estate or Rounick.

         3.4 OWNERSHIP OF OLD NOTES. The Estate owns beneficially and of record the Old Notes, free and clear of any and all liens, mortgages, adverse claims, charges, security interests, encumbrances or other restrictions or limitations whatsoever (other than pursuant to the Senior Debt), and the Old Notes are not subject to any options, rights, rights of first refusal, calls or agreements. The Old Notes represent all Indebtedness owed to the Estate by the Company or its Subsidiaries.

         3.5 NO DEFAULTS OR CONFLICTS. Other than with respect to the Senior Debt, the execution, delivery and performance by the Estate and Rounick of this Agreement and the Related Documents to which it is or will be a party and any of the transactions contemplated hereby or thereby does not and will not (i) violate or conflict with, with or without the giving of notice or the passage of time or both, any provision of any law, rule, regulation, order, judgment, writ, injunction, decree, agreement, indenture or other instrument applicable to the Estate and Rounick or any of their respective properties, (ii) result in the creation of any security interest, Lien or other encumbrance upon any of the properties or assets of the Estate or Rounick, or (iii) require the consent, waiver, approval, order or authorization of, or declaration, registration, qualification or filing with, any Person (other than a governmental authority as referenced in SECTION ).

         3.6 LITIGATION. There is no litigation or governmental proceeding or investigation pending or, to the knowledge of Rounick or the Estate threatened, against Rounick or the Estate which (i) questions the validity of this Agreement or any Related Documents to which Rounick or the Estate are a party, or any action taken or to be taken pursuant hereto or thereto, or (ii) might adversely affect the right, title or interest of the Purchaser to the Notes. Neither
Rounick nor the Estate is in default with respect to any order, writ, injunction, decree, ruling or decision of any court, commission, board or other government agency.

         3.7 DISCLOSURES. No agreement, document or written statement made by Rounick or the Estate and furnished by Rounick or the Estate to the Purchaser or the Purchaser's counsel in connection with the transactions contemplated hereby, contains any untrue statement of a material fact or omits to state any material fact necessary to make the statements contained herein or therein not misleading. There is no fact known to Rounick or the Estate that has not been disclosed herein or in any other agreement, document or written statement furnished by Rounick or the Estate to the Purchaser or their counsel in connection with the sale of the Old Notes which materially adversely affects or could materially and adversely affect the Purchaser's right, title and interest in the Notes. To the knowledge of Rounick, the SEC Reports did not, as of their respective dates, contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading.


                                   ARTICLE IV
                      AFFIRMATIVE COVENANTS OF THE COMPANY

         Without limiting any other covenants and provisions hereof, the Company covenants and agrees that it will observe (and will cause each Subsidiary to observe) the following covenants. These covenants, unless as otherwise specifically provided herein, shall exist for the benefit of, and be enforceable by (i) the Purchaser (a) from the date of this Agreement until the Closing (or until this Agreement is terminated pursuant to Article hereof) and (b) after the Closing, at any time the Purchaser owns all or a portion of the Notes but does not beneficially own or have the power to vote at least two-thirds of the outstanding shares of Common Stock, and (ii) at Purchaser's option, the transferee of the Notes if, after the Closing, the Purchaser transfers all or a portion of the Notes to any third party, notwithstanding the number of shares of Common Stock that the Purchaser beneficially owns or has the power to vote at the time of such transfer.

         4.1 ACCOUNTS AND REPORTS. The Company will, and will cause each of its Subsidiaries to, maintain a system of accounts in accordance with generally accepted accounting principles consistently applied and the Company will, and will cause each of its Subsidiaries to, keep full and complete financial records. Prior to Closing, the Company shall cause to be prepared and delivered to the Purchaser the financial statements, each to be prepared in accordance with generally accepted accounting principles and on a basis consistent with prior periods, as described below.

         (a) As soon as available, and in any event within ninety (90) days after the end of each fiscal year, a copy of the consolidated and consolidating balance sheet of the Company and its Subsidiaries as at the end of such year, together with consolidated and consolidating statements of income, shareholders' equity and cash flow of the Company and its Subsidiaries for such year, setting forth in each case in comparative form the corresponding figures for the preceding fiscal year, all in reasonable detail and duly audited by an independent public accountant of national recognition selected by the Board of Directors of the Company and reasonably acceptable to Purchaser.

         (b) As soon as available, and in any event within forty-five (45) days after the end of each fiscal quarter, a consolidated and consolidating balance sheet of the Company and its Subsidiaries as of the end of such fiscal quarter and consolidated and consolidating statements of income, shareholders' equity and cash flow for such quarter and for the period from beginning of the then current fiscal year to the end of such quarter, setting forth in each case in comparative form the corresponding figures for the corresponding period of the preceding fiscal year, all in reasonable detail. The financial statements delivered pursuant to this paragraph (b) need not be audited, but shall be certified by the chief financial officer of the Company as presenting fairly the financial condition of the Company and its Subsidiaries in conformity with generally accepted accounting principles applied on a consistent basis, subject to changes resulting from normal and recurring year-end adjustments.

         (c) As soon as available, and in any event within forty-five (45) days after the end of each calendar month, an unaudited consolidated balance sheet of the Company and its Subsidiaries as of the end of such month and unaudited consolidated statements of income and shareholders' equity for such month and for the period commencing at the end of the previous fiscal year and ending with the end of such month, setting forth in each case in comparative form the corresponding figures for the corresponding period of the preceding fiscal year, all in reasonable detail.

         (d) At the time of delivery of each monthly, quarterly and annual statement, a certificate, executed by the chief financial officer of the Company stating that such officer has caused this Agreement and the terms of the Notes and Option to be reviewed and has no knowledge of any default by the Company or any Subsidiary in the performance or observance of any of the provisions of this Agreement and the terms of the Notes and Opinion, or, if such officer has such knowledge, specifying such default.

         (e) Prior to the end of each fiscal year, a copy of the operating plan and budget for the next fiscal year required under Section , in form consistent with past practice.

         (f) Promptly upon receipt thereof, any written report, so called "management letter," and any other communication submitted to the Company or any Subsidiary by its independent public accountants relating to the business, prospects or financial condition of the Company and its Subsidiaries;

         (g) Promptly after the commencement thereof, notice of (i) all actions, suits and proceedings before any court or governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, affecting the Company (or any Subsidiary) which, if successful, could have a Material Adverse Effect; and (ii) all material defaults by the Company or any Subsidiary (whether or not declared) under any agreement for money borrowed (unless waived or cured within applicable grace periods);

         (h) Promptly upon sending, making available, or filing the same, all reports and financial statements as the Company (or any Subsidiary) shall send or make available generally to the shareholders of the Company as such or to the Commission; and

         (i) Such other information with regard to the business, properties or the condition or operations, financial or otherwise, of the Company or its Subsidiaries as the Purchaser or its transferee may from time to time reasonably request.

         4.2 PAYMENT OF TAXES. The Company will pay and discharge (and cause any Subsidiary to pay and discharge) all taxes, assessments and governmental charges or levies imposed upon it or upon its income or profits, or upon any properties belonging to it, prior to the date on which interest or penalties attach thereto, and all lawful claims which, if unpaid, might become a Lien or charge upon any properties of the Company (or any Subsidiary), provided that neither the Company nor any Subsidiary shall be required to pay any such tax, assessment, charge, levy or claim which is being contested in good faith and by proper proceedings if the Company or such Subsidiary shall have set aside on its books adequate reserves with respect thereto.

         4.3 COMPLIANCE WITH LAWS, ETC. The Company will comply (and cause each of its Subsidiaries to comply) with all applicable laws, rules, regulations and orders of any governmental authority, the noncompliance with which could likely have a Material Adverse Effect.

         4.4 INSPECTION. The Company shall (i) permit Purchaser and its authorized employees, agents, accountants, legal counsel and other representatives to have access to the books, records, employees, counsel, accountants, engineers and other representatives of the Company and its Subsidiaries at all times reasonably requested by Purchaser for the purpose of conducting an investigation of the Company's and the Subsidiaries' assets, liabilities, financial condition, corporate status, operations, business and properties (collectively, "Operations"); (ii) make available to Purchaser for examination and reproduction all documents and data of every kind and character relating to the Company and its Subsidiaries in possession or control of, or subject to reasonable access by, the Company or its Subsidiaries, including, without limitation, all files, records, data and information relating to the Company's Operations (whether stored in paper, magnetic or other storage media) and all agreements, instruments, contracts, assignments, certificates, orders, and amendments thereto; and (iii) allow Purchaser access to, and the right to inspect, the Company's Operations that are operated by a third-party operator, in which case the Company shall use its best efforts to cause the operator of such Operations to allow Purchaser access to, and the right to inspect, such Operations.

         4.5 CORPORATE EXISTENCE; OWNERSHIP OF SUBSIDIARIES. The Company will, and will cause its Subsidiaries to, at all times preserve and keep in full force and effect their corporate existence, and rights and franchises material to the business of the Company and its Subsidiaries, taken as a whole, and will qualify, and will cause each of its Subsidiaries to qualify, to do business as a foreign corporation in any jurisdiction where the failure to do so would have a Material Adverse Effect. The Company shall at all times own of record and beneficially, free and clear of all liens, charges, restrictions, claims and encumbrances of any nature, all of the issued and outstanding capital stock of each of its Subsidiaries.

         4.6 COMPLIANCE WITH ERISA. The Company will comply (and cause each of its Subsidiaries to comply) in all material respects with all minimum funding requirements applicable to any pension or other employee benefit plans which are subject to ERISA or to the Code, and comply in all other material respects with the provisions of ERISA and the Code, and the rules and regulations thereunder, which are applicable to any such plan. Neither the Company nor any of its Subsidiaries will permit any event or condition to exist which could permit any such plan to be terminated under circumstances which cause the lien provided for in Section 3068 of ERISA to attach to the assets of the Company or any of its Subsidiaries.

         4.7 OPERATING PLAN AND BUDGET. Prior to the end of each fiscal year, the Company will prepare and submit to its Board of Directors for its approval prior to such year end an operating plan and budget, cash flow projections and profit and loss projections, all itemized in reasonable detail for the immediately following year.

         4.8 FINANCING. The Company will promptly provide to the Board of Directors and the Purchaser the details and terms of, and any brochures or investment memoranda prepared by the Company related to, any possible financing of any nature for the Company (or any of its Subsidiaries), whether initiated by the Company or any other Person; and provided further, that such financings shall be subject to the provisions of Section hereof.

         4.9 MEETINGS OF THE BOARD OF DIRECTORS. The Board of Directors shall schedule regular meetings not less frequently than once every 90 days. The Purchaser shall be notified of such meetings and have the right to attend such meetings. The Company shall reimburse the Purchaser for all direct out-of-pocket expenses incurred by the Purchaser or its designee in attending such meetings.

         4.10 MAINTENANCE OF PROPERTIES; INSURANCE. The Company will maintain or cause to be maintained in good repair, working order and condition all properties used or useful in the business of the Company and its Subsidiaries and from time to time will make or cause to be made all appropriate repairs, renewals and replacements thereof. The Company shall maintain with financially sound and reputable insurance companies insurance with respect to its properties and business and the properties and business of its Subsidiaries against loss or damage of the kinds customarily insured against by corporations of established reputation engaged in the same or similar business and similarly situated, of such type and in such amounts as are customarily carried under similar circumstances by such other corporations.

         4.11 RULE 144 INFORMATION. After the Closing, the Company shall, upon the request of the Purchaser or its transferee, make whatever other filings with the Commission, or otherwise make generally available to the public such financial and other information, as any such holder may deem reasonably necessary or desirable in order to enable such holder to be permitted to sell Securities pursuant to the provisions of Rule 144.

         4.12 REGULAR COURSE OF BUSINESS. The Company agrees that on and after the date hereof and until the Closing that it will carry on its business diligently and in the ordinary course and substantially in the same manner as heretofore carried on and will use its best efforts to (i) preserve its present business organization intact, (ii) preserve its present relationships with suppliers, customers and other persons having business dealings with it, (iii) use its best efforts to keep all agreements and arrangements listed or required to be listed on SCHEDULE in full force and effect, and to comply with all of the covenants contained in all such items, and (iv) comply in all material respects with all applicable Legal Requirements. The Company shall promptly notify the Purchaser if it (i) engages in any transaction which could have a Material Adverse Effect on the Company, (ii) incurs any debt for borrowed money (other than draw downs under the Senior Debt (or any refinancings thereof) and trade debt in the ordinary course), or (iii) enters into any material agreements or transactions not in the ordinary course of business.

         4.13 EXCLUSIVITY. Each of the Company, its Subsidiaries and Rounick will not, and will use their best efforts to cause their respective directors, officers, employees, financial advisors, legal counsel, accountants and other agents and representatives (for purposes of this Section only, being referred to as "affiliates") not to, initiate, solicit or encourage, directly or indirectly, or take any other action to facilitate any inquiries or the making of any proposal with respect to, engage or participate in negotiations concerning, provide any nonpublic information or data to or have any discussions with any person other than Purchaser relating to, any acquisition, tender offer (including a self-tender offer), exchange offer, merger, consolidation, acquisition of beneficial ownership of or the right to vote securities of the Company, dissolution (unless such dissolution is not followed by or part of any other Acquisition Proposal), business combination, purchase of all or any significant portion of the Old Notes, the assets or any division of, or any equity interest in, the Company or any Subsidiary, or similar transaction, other than the transactions contemplated under this Agreement (such proposals, disclosures, negotiations, or transactions being referred to as "Acquisition
Proposals"). Notwithstanding the foregoing, the Company's Board of Directors may, subject to the provisions of Section 11.3 hereof, to the extent required in the exercise of the fiduciary duties of its Board of Directors under applicable law as advised by independent counsel (which shall include the law firm of
Lowenthal,  Landau,  Fischer  &  Bring,  P.C.),  engage  in  or  participate  in negotiations concerning and, in connection therewith, provide nonpublic information or data to and have any discussions relating to, an Acquisition Proposal. The Company will notify the Purchaser within 24 hours orally and within 48 hours in writing if any such Acquisition Proposal (including the terms thereof and identity of the persons making such proposals) is received and furnish to the Purchaser a copy of any written proposal. Notwithstanding the lead-in paragraph to this Article IV, the provisions of this Section shall remain in effect until the earlier of (x) the date this Agreement is terminated pursuant to Article , and (y) the Closing Date; provided that, if prior to such date specified in subclauses (x) or (y), Purchaser notifies the Company in writing that it either is no longer interested in pursuing this transaction or intends to cease to pursue negotiations, due diligence and other actions necessary to close under this Agreement, then, the provisions of this Section shall terminate upon receipt by the Company of such written notice.

         4.14 AMENDMENT TO BYLAWS. The Company shall take all action necessary to amend and restate its bylaws in the form attached hereto as EXHIBIT I (the "Bylaws") within 15 days of the execution of this Agreement.

         4.15 PROXY STATEMENT; SHAREHOLDER APPROVALS. The Company shall in accordance with applicable law and its certificate of incorporation and bylaws:
(a) promptly and duly call, give notice of, convene and hold as soon as practicable following the execution and delivery of this Agreement (but not prior to the date on which the Purchaser obtains the Financing Commitment) a meeting of its shareholders for the purpose of voting to approve and adopt this Agreement and the transactions contemplated hereby, including the Rights
Offering, and shall use its best efforts, except to the extent the Board of Directors is otherwise required by its fiduciary duty under applicable law as advised by independent counsel, to obtain Shareholder Approval; (b) except to the extent the Board of Directors is otherwise required by its fiduciary duty as advised by independent counsel, upon receipt by the Company of a fairness opinion that the transactions contemplated by this Agreement are fair, from a financial point of view, to the Company's shareholders (the "Fairness Opinion"), recommend approval and adoption of this Agreement by the shareholders of the Company, and include in the Proxy Statement such recommendation, and take all lawful action to solicit such approvals; and (c) as promptly as practicable, prepare and file with the Commission a preliminary Proxy Statement and, after consultation with the Purchaser and its counsel, respond to any comments of the Commission with respect to the preliminary Proxy Statement and cause the definitive Proxy Statement to be mailed to the Company's shareholders. Whenever any event occurs which should be set forth in an amendment or a supplement to the Proxy Statement or any filing required to be made with the Commission, the Company will promptly inform the Purchaser and its counsel, and will cooperate in filing with the Commission and/or mailing to shareholders such amendment or supplement. The Proxy Statement, and all amendments and supplements thereto, shall comply with applicable law and be in form and substance reasonably satisfactory to the Purchaser. Notwithstanding the lead-in paragraph to this Article , the provisions of this Section shall remain in effect until the earlier to occur of the date on which (i) this Agreement is terminated pursuant to Article hereof, and (ii) Shareholder Approval is obtained.

         4.16 ADVICE OF CHANGES; GOVERNMENT FILINGS. The Company shall advise the Purchaser of any change or event having, or which, insofar as can reasonably be foreseen, could have, a Material Adverse Effect or which would cause or constitute a material breach of any of the representations, warranties or covenants of the Company contained herein. The Company shall file all reports required by regulation to be filed by it with the Commission between the date of this Agreement and the Closing Date and shall deliver to the Purchaser copies of all such reports promptly after the same are filed. Each such report filed by the Company (i) will comply in all material respects with applicable Commission rules regarding the form, content and time of filing, and (ii) will not contain any untrue statement of any material fact or omit to state a material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading. Except where prohibited by applicable statutes and regulations, the Company shall promptly provide the Purchaser (or its counsel) with copies of all other filings made by the Company with any state or federal government entity in connection with this Agreement or the transactions contemplated hereby.

         4.17 GENERAL RESTRICTIONS. Except as otherwise expressly permitted in or contemplated by this Agreement, without the prior written consent of Purchaser, which consent shall not be unreasonably withheld, the Company will not permit the Company or any Subsidiary to take any of the following actions from the date hereof and prior to the Closing: (i) declare, set aside or pay any dividends, or make any distributions or payments, in respect of its equity securities, or repurchase, redeem or otherwise acquire any equity or other securities or issue any shares or other units of any equity or other securities;
(ii) merge into or with or consolidate with, any other corporation or acquire the business or assets of any Person; (iii) purchase any securities of any Person; (iv) amend its articles of incorporation or bylaws; (v) issue any securities relating to its shares, or grant, or enter into any agreement to grant, any options, convertability rights, other rights, warrants, calls or agreements relating to its shares of Common Stock, or redeem, repurchase or otherwise reacquire any of its shares of Common Stock; (vi) create, incur, assume, guarantee or otherwise become liable or obligated with respect to any Indebtedness, or make any loan or advance to, or any investment in, any Person;
(vii) make any change in any existing election, or make any new election, with respect to any tax law in any jurisdiction which election could have an effect on the tax treatment of the Company or its business operations before or after the Closing Date; (viii) enter into, amend or terminate any material agreement, other than an amendment to the agreement relating to the Foothill Debt, provided Purchaser receives prior written notice of such amendment and such amendment is beneficial to the Company; (ix) sell, transfer, lease, mortgage, encumber or otherwise dispose of, or agree to sell, transfer, lease, mortgage, encumber or otherwise dispose of, any properties or assets except pursuant to any agreement specified in SCHEDULE ; (x) settle any claim or litigation which would require the payment of $15,000 individually or $50,000 in the aggregate for all such claims, or file any motions, orders, briefs or settlement agreements in any proceeding before any Governmental Authority or any arbitrator, provided that, if such failure to file would materially prejudice the Company and the Purchaser does not give its consent within sufficient time to avoid such prejudice, then, prior notice of such filing shall be made to Purchaser, without the necessity of obtaining prior consent of the Purchaser; (xi) incur or approve, or enter into any agreement or commitment to make, any expenditures in excess of $50,000
(other than those  required  pursuant to any  agreement set forth in SCHEDULE );
(xii) maintain its books of account other than in the usual, regular and ordinary manner in accordance with generally accepted accounting principles and on a basis consistent with prior periods or make any change in any of its accounting methods or practices; (xiii) engage in any one or more activities or transactions outside the ordinary course of business; (xiv) make any increase in
(a) the rate of compensation payable or to become payable to its directors, officers, agents or employees, or (b) the payment of any bonus, payment or arrangement made to, for or with any of its directors, officers, agents or employees, except as required in an agreement set forth in SCHEDULE or by any benefit plans set forth in SCHEDULE ; (xv) make any material change, whether oral or written, to any agreement or understanding with any of the Company's suppliers, or enter into any new material agreements or understandings with suppliers; (xvi) enter into any transaction or make any commitment which could result in any of the representations, warranties or covenants of the Company contained in this Agreement not being true and correct after the occurrence of such transaction or event; (xvii) take any action that could impair or restrict the use or availability of the NOL; (xviii) sell, assign, transfer or grant any license with respect to any patent, trademark, trade name, service mark, copyright, trade secret or other intangible asset, except pursuant to license or other agreements entered into in the ordinary course of business, (xix) waive any right of substantial value whether or not in the ordinary course of business; (xx) make any material change in the manner of business or operations of the Company or by Subsidiary, or (xxi) commit to do any of the foregoing.

         4.18 LISTING OF SHARES. The Company will take such action as may be necessary, from time to time, to list on the New York Stock Exchange (or such exchange where the Common Stock is then issued) the Securities.

         4.19 FAIRNESS OPINION. The Company shall use its best efforts to obtain the Fairness Opinion within 45 days of the date of this Agreement.

         4.20 BOARD REPRESENTATION. At or prior to the meeting of shareholders referred to in Section hereof, the Company shall take all such action as may be necessary with respect to its Board of Directors (including, but not limited to, the filing of necessary amendments to its articles of incorporation or bylaws) such that (i) the number of members of the Board shall be set at not more than seven, which provision shall not be increased or decreased without the affirmative vote of all the Purchaser's Board Designees (as hereinafter defined), and (ii) the Purchaser shall be allowed to appoint four designees of their choice as members of the Board of Directors (collectively, the "Purchaser's Board Designees"). At all times that one or more designees of the Purchaser is serving on the Board, the Company shall cause such Purchaser's Board Designees to be added to any current directors' and officers' liability policy. The Company agrees to indemnify and advance expenses to the Purchaser's Board Designees to the fullest extent required or permitted by law and shall enter into indemnification agreements with each of the Purchaser's Board Designees.


                                    ARTICLE V
                        AFFIRMATIVE COVENANTS OF ROUNICK

         5.1 NOL; GRANT OF PROXY. Without limiting any other covenants and provisions hereof, Rounick covenants and agrees that (i) until the earlier of
(x) the tenth day following the third anniversary of the Closing, (y) the utilization of the entire amount of the NOL, or (z) the termination of this Agreement pursuant to Article hereof; neither she nor her affiliates (including but not limited to the Estate) will acquire, dispose of or transfer any shares of Common Stock (or any rights (in any form, including conversion rights, rights to acquire rights or exchange rights) to acquire, dispose of or transfer any shares of Common Stock) that would result in any restriction or impairment of the use or availability of the NOL, including, but not limited to, a distribution by the Estate to its beneficiaries, unless such beneficiaries agree in writing to be bound by the provisions of this Section 5.1 and such distribution does not restrict or impair the use or availability of the NOL,
(ii) at the time the Purchaser has obtained the Financing Commitment, she will agree to vote her shares in favor of the Agreement, the Related Agreements and the other transactions contemplated hereby, and shall grant an irrevocable proxy (the "Irrevocable Proxy"), in substantially the form attached as EXHIBIT , to the Purchaser, or its designee, to vote shares of Common Stock beneficially owned by Rounick (as defined in Rule 13d-3 promulgated under the Exchange Act) in favor of the transactions contemplated by this Agreement, and (iii) prior to the Closing, neither she nor her affiliates will sell, pledge or otherwise dispose of shares of Common Stock beneficially owned by Rounick (as defined in Rule 13d-3 promulgated under the Exchange Act) to any third person, enter into any proxy or voting arrangement with respect to any of such shares or vote such shares in any manner inconsistent with this Agreement or enter into any agreement with respect to any of the foregoing. The shares of Common Stock beneficially owned by Rounick (as defined in Rule 13d-3 promulgated under the Exchange Act) shall, simultaneous with the Closing, be contributed to and voted in accordance with the terms of the Voting Trust Agreement, the trustee of which shall be the Purchaser or its designee (the "Trustee").

         5.2 NON-COMPETITION. In consideration of the payment of the purchase price for the Purchased Debt and the Purchase Rights, and in order to induce Purchaser to enter into this Agreement and to consummate the transactions contemplated hereby, Rounick hereby covenants and agrees as follows:

         (a) Rounick will not, without the prior written consent of Purchaser, for a period of three (3) years from and after the Closing Date, directly or indirectly, for herself, or for any other Person, firm, corporation, partnership, association or other entity, employ or attempt to employ any employee of the Company or its Subsidiaries until at least six months after the date such employee was not employed by the Company or its Subsidiaries.

         (b) Rounick shall not, without the prior written consent of the Purchaser and for a period of three (3) years from and after the Closing Date, other than with respect to the Company, (A) directly or indirectly acquire or own in any manner any interest in any Person, firm, partnership, corporation, association or other entity which is engaged in any facet of the Business or which competes in the Business in any way, anywhere in the world, or (B) be employed by or serve as an employee, agent, officer, director of, or as a consultant to, any Person, firm, partnership, corporation, association or other entity which is engaged in any facet of the Business or which competes in the Business in any way in the world.

         5.3 NONDISCLOSURE. Rounick hereby agrees that she shall not, for a period of five (5) years from and after the Closing Date, disclose, directly or indirectly, to any Person, firm, corporation, partnership, association or other entity, any confidential information relating to the Business, the Company or its Subsidiaries, or any information concerning their respective financial condition, customers, sources of leads and methods of obtaining new business or the methods generally of doing and operating their respective businesses, except to the extent that such information is a matter of public knowledge or is required to be disclosed by law of judicial or administrative process.

         5.4 INJUNCTION. It is recognized and hereby acknowledged by the parties hereto that a breach or violation by Rounick or any of her affiliates of any or all of the covenants and agreements contained in this Article V may cause irreparable harm and damage to Purchaser in a monetary amount which may be virtually impossible to ascertain. As a result, Rounick recognizes and hereby acknowledges that Purchaser shall be entitled to an injunction from any court of competent jurisdiction enjoining and restraining any breach or violation of any or all of the covenants and agreements contained in this Article V by Rounick and/or her associates, affiliates, partners or agents, either directly or indirectly, and that such right to injunction shall be cumulative and in addition to whatever other rights or remedies the Purchaser may possess hereunder, at law or in equity. Nothing contained in this Section shall be construed to prevent Purchaser from seeking and recovering from Rounick or any of her affiliates damages sustained by Purchaser as a result of any breach or violation by any of them of any of the covenants or agreements contained herein.


                                   ARTICLE VI
                     AFFIRMATIVE COVENANTS OF THE PURCHASER

         Without limiting any other covenants and provisions hereof, the Purchaser covenants and agrees that, after the Closing, the Purchaser will, to the extent allowed by law, use its reasonable efforts to cause the Trustee under the Voting Trust Agreement to vote all securities covered by the Voting Trust Agreement so that, at all times while Rounick, individually or as executrix of the Estate, beneficially owns (as defined in Rule 13d-3 promulgated under the Exchange Act) at least 15% of the Common Stock, Rounick shall have the right to appoint a member to the Board of Directors, which may be Rounick, at her option.


                                   ARTICLE VII
                        NEGATIVE COVENANTS OF THE COMPANY

         Without limiting any other covenants and provisions hereof, and in addition to any provisions set forth in the Certificate of Amendment, the Company covenants and agrees that it will comply (and will cause each Subsidiary to comply), unless waived in writing by the Purchaser, with each of the following covenants. These covenants, unless otherwise specifically provided herein, shall exist for the benefit of, and be enforceable by (i) the Purchaser
(a) from the date of this Agreement until the Closing (or until this Agreement is terminated pursuant to Article hereof) and (b) after the Closing, at any time the Purchaser owns all or a portion of the Notes but does not beneficially own or have the power to vote at least two-thirds of the outstanding shares of Common Stock, and (ii) at Purchaser's option, the transferee of the Notes if, after the Closing, the Purchaser transfers all or a portion of the Notes to any third party, notwithstanding the number of shares of Common Stock that the Purchaser beneficially owns or has the power to vote at the time of such transfer.

         7.1 INVESTMENTS IN OTHER PERSONS. The Company will not make or permit any Subsidiary to make any loan or advance to any Person, or purchase, otherwise acquire, or permit any Subsidiary to purchase or otherwise acquire, the capital stock, assets comprising the business of, obligations of, or any interest in, any Person, EXCEPT:

         (i) investments by the Company or a Subsidiary in evidences of indebtedness issued or fully guaranteed by the United States of America and having a maturity of not more than one year from the date of acquisition;

         (ii) investments by the Company or a Subsidiary in certificates of deposit, notes, acceptances and repurchase agreements having a maturity of not more than one year from the date of acquisition issued by a bank organized in the United States having capital, surplus and undivided profits of at least $50,000,000;

         (iii) loans or advances from a wholly owned Subsidiary to the Company or from a wholly owned Subsidiary to another wholly owned Subsidiary;

         (iv) investments by the Company or a Subsidiary in A-rated or better commercial paper having a maturity of not more than one year from the date of acquisition; and

         (v) investments by the Company or a Subsidiary in "money market" fund shares, or in "money market" accounts fully insured by the Federal Deposit Insurance Corporation and sponsored by banks and other financial institutions, provided that such "money market" fund or "money market" accounts invest principally in investments of the types described in clauses (i), (ii) or (iv) of this subsection .

         7.2 DISTRIBUTIONS. The Company will not declare or pay any dividends, purchase, redeem, retire, or otherwise acquire for value any of its capital stock (or rights, options or warrants to purchase such shares) now or hereafter outstanding, return any capital to its shareholders as such, or make any distribution of assets to its shareholders as such, or permit any Subsidiary to do any of the foregoing, except that the Subsidiaries may declare and make payment of cash and stock dividends, return capital and make distributions of assets to the Company and except that nothing herein contained shall prevent the Company from effecting a stock split or declaring or paying any dividend consisting of shares of any class of capital stock to the holders of shares of such class of capital stock.

         7.3 DEALINGS WITH AFFILIATES. The Company will not enter into any transaction including, without limitation, any loans or extensions of credit or royalty agreements, with any officer or director of the Company or any Subsidiary or holder of any class of capital stock of the Company, or any member of their respective immediate families or any corporation or other entity directly or indirectly controlled by one or more of such officers, directors or shareholders or members of their immediate families, except for advances in reasonable amounts made to employees of the Company or any Subsidiary for valid business purposes, provided that such advances are repaid to the Company within 90 days.

         7.4 MERGER; SALE OF ASSETS. The Company shall not, and shall not permit any Subsidiary to, merge or consolidate with or into any other corporation, or sell, assign, lease or otherwise dispose of or voluntarily part with the control (whether in one transaction or in a series of related transactions) of all, or substantially all, of its assets (whether now owned or hereinafter acquired), or any portion of its assets which have accounted for more than 10% of total revenues of the Company and its Subsidiaries taken as a whole for any of the three most recent fiscal years of the Company, or sell, assign or otherwise dispose of (whether in one transaction or in a series of transactions) any of its accounts receivable (whether now in existence or hereafter created) at a discount or with recourse, to any Person, (i) except for sales or other dispositions of assets in the ordinary course of business, and (ii) except that
(a) any wholly owned Subsidiary may merge into or transfer assets to the Company, and (b) any wholly owned Subsidiary may merge into or consolidate with or transfer assets to any other wholly owned Subsidiary.

         7.5 INDEBTEDNESS. Neither the Company nor any of its Subsidiaries will create, incur, guarantee, assume or otherwise become directly or indirectly liable for any Indebtedness except Indebtedness in an amount that individually, or in the aggregate, does not exceed $50,000 (excluding the Senior Debt or the debt that replaces the Senior Debt).

         7.6 LIENS. Neither the Company nor any of its Subsidiaries will create or suffer to exist any Lien upon any of its assets, now owned or hereafter acquired, securing any Indebtedness or other obligation except Permitted Liens.

         7.7 LIMITATIONS ON RESTRICTIONS ON SUBSIDIARY DIVIDENDS AND OTHER DISTRIBUTIONS. The Company shall not permit any of its Subsidiaries, directly or indirectly, to create or suffer to exist or become effective any encumbrances or restrictions on the ability of any of its Subsidiaries to (i) pay dividends or make any other distributions on its capital stock or any other interest or participation in its profit owned by any of the Company or any of its Subsidiaries, or pay any Indebtedness owed by any of the Subsidiaries, (ii) make loans or advances to the Company, or (iii) transfer any of its properties or assets to the Company.

         7.8 NO CONFLICTING AGREEMENTS. The Company agrees that neither it nor any Subsidiary will, without the consent of the Purchasers, enter into or amend any agreement, contract, commitment or understanding which would limit, restrict or prohibit the exercise by the Purchaser of any of its rights under this Agreement or any of the Related Agreements.

         7.9 RESTRICTIONS ON FURTHER ISSUANCES. Except for issuances of the Securities, the Company will not:

         (i) issue or sell any shares of capital stock to any Person for a purchase price per share which is less than the Fair Market Value of such shares (except for shares issued or issuable upon exercise of the options, warrants and rights listed on SCHEDULE , and then only to the extent consistent with prior practices of the Company);

         (ii) issue or sell any shares of preferred stock ranking senior in rights of payment or priority to the Common Stock; or

         (iii) except as contemplated under this Agreement, grant any "puts", contingent value options or similar rights with respect to its capital stock, other than pursuant to the Company's stock option plans in effect as of the date hereof and then only to the extent consistent with prior practices of the Company.

         7.10 SETTLEMENT OF CLAIMS OR LITIGATION. Except as otherwise expressly permitted in this Agreement, the Company shall not settle any material claim or litigation, or file any material motions, orders, briefs or settlement agreements in any proceeding before any governmental authority or any arbitrator.

         7.11 NO DILUTION OR IMPAIRMENT. The Company will not, by amendment of its certificate of incorporation or through any consolidation, merger, reorganization, transfer of assets, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms of this Agreement or the Related Agreements. The Company will at all times in good faith assist in the carrying out of all such terms, and in the taking of all such action, as may be necessary or appropriate in order to protect the rights of the Purchaser or its transferees against dilution or other impairment. Without limiting the generality of the foregoing, the Company (a) will not permit the par value or the determined or stated capital of any shares of Common Stock receivable upon the exercise of the Options and the Purchase Rights to exceed the amount payable therefor upon such exercise, (b) will take all such action as may be necessary or appropriate in order that the Company may validly and legally issue fully paid and nonassessable shares of the Company's Common Stock, free from all taxes, liens and charges with respect to the issue thereof, upon the exercise of the Options and the Purchase Rights from time to time outstanding, and (c) will not issue any capital stock of any class which is preferred as to dividends or as to distribution of assets upon voluntary or involuntary dissolution, liquidation or winding-up.

         7.12 MAINTENANCE OF PUBLIC MARKET. The Company shall not proceed with or commence any program of acquisition of its own Common Stock, initiate a corporate reorganization or recapitalization or authorize or consent to any action which would have the effect of: (a) removing the Company from registration with the Commission under the Securities Exchange Act, or (b) reducing substantially or eliminating the public market for shares of Common Stock of the Company.

         7.13 NO RESTRICTION OR IMPAIRMENT OF NOL. The Company covenants and agrees that (i) until the earlier of (x) the tenth day following the third anniversary of the Closing, (y) the utilization of the entire amount of the NOL, or (z) the termination of this Agreement pursuant to Article XI hereof, it will not take, and it will cause its Subsidiaries not to take, any action that might restrict or impair the use or availability of the NOL, which obligation shall include, but not be limited to, a covenant by the Company not to issue, for the period specified herein, any additional shares of Common Stock (other than the Securities) during such period, or any rights (in any form, including conversion rights, rights to acquire rights or exchange rights) to purchase Common Stock which would become exercisable during such period, unless such issuance is pro rata to all existing shareholders of the Company.


                                  ARTICLE VIII
                          REPRESENTATIONS OF PURCHASER

         The Purchaser hereby represents and warrants to the Company as follows:

         8.1 INVESTMENTS REPRESENTATIONS AND WARRANTIES.

         (a) The Purchaser is purchasing the Notes, Options and Securities for investment purposes, for its own account and not with a view to, or for sale in connection with, any distribution thereof in violation of Federal or state securities laws and the Purchaser agrees that it will not divide its interest in the Notes, Options, or Securities with others, re-sell, or otherwise distribute the Securities in violation of Federal or state securities laws;

         (b) By reason of its business or financial experience, the Purchaser has the capacity to protect its interest in connection with the transactions contemplated hereunder;

         (c) The Purchaser has been afforded the opportunity to ask such questions as it deems necessary of, and to receive answers from, the Company and to obtain such additional information which the Company possesses or can acquire without unreasonable effort or expense, to make an informed decision to acquire the Options, Notes and Securities; provided, however, that nothing in this Section shall be deemed to vitiate or limit the representations, warranties and covenants of the Company, Rounick or the Estate contained in this Agreement; and

         (d) The Purchaser is an "accredited investor" as that term is defined in Rule 501(a) of Regulation D under the Securities Act.

         8.2 PERMITTED SALES; LEGENDS. Notwithstanding the foregoing representations, the Company agrees that it will permit (i) a distribution of the Securities by a partnership to one or more of its partners, where no consideration is exchanged therefor by such partners, or to a retired or withdrawn partner who retires or withdraws after the date hereof in full or partial distribution of his interest in such partnership, or to the estate of any such partner or the transfer by gift, will or intestate succession of any partner to his spouse or to the siblings, lineal descendants or ancestors of such partner or his spouse, or to a trust created for the benefit of one or more of the foregoing, if the transferee agrees in writing to be subject to the terms hereof to the same extent as if it were an original Purchaser hereunder and (ii) a sale or other transfer of any of the Securities upon obtaining assurance satisfactory to the Company that such transaction is exempt from the registration requirements of, or is covered by an effective registration statement under, the Securities Act and applicable state securities or "blue-sky" laws, including, without limitation, receipt of an unqualified opinion to such effect of counsel reasonably satisfactory to the Company or receipt of a no-action letter to such effect from the Commission. The certificates representing the Securities shall bear a legend evidencing such restriction on transfer substantially in the following form:

               "The shares represented by this certificate have been acquired for investment and have not been registered under the Securities Act of 1933 (the "Act") or the securities laws of any state. The shares may not be transferred by sale, assignment, pledge or otherwise unless
          (i) a registration statement for the shares under the Act is in effect or (ii) the corporation has received an opinion of counsel, which opinion is reasonably satisfactory to the corporation, to the effect that such registration is not required under the Act. The shares represented by this certificate are subject to a Voting Trust Agreement, a copy of which is on file at the offices of the corporation."

         8.3 ORGANIZATION AND CORPORATE POWER. The Purchaser is a limited partnership, duly organized, validly existing and in good standing under the laws of the State of Florida, and has all requisite partnership power and authority to own its properties and to carry on its business as presently conducted. The Purchaser is duly licensed or qualified to do business as a foreign limited partnership in each jurisdiction wherein the character of its property, or the nature of the activities presently conducted by it, makes such qualification necessary, except where the failure to so qualify would not have a material adverse effect on the Purchaser. The Purchaser is not in violation in any respect of its certificate of limited partnership.

         8.4 AUTHORIZATION. The Purchaser has all necessary partnership power and authority, and has taken all necessary partnership action required for the due authorization, execution, delivery and performance by the Purchaser of this Agreement and the Related Agreements to which the Purchaser is a party, and the consummation of the transactions contemplated herein or therein. This Agreement is, and upon execution and delivery, the Related Agreements to which the Purchaser is a party will be, valid and binding obligations of the Purchaser, enforceable in accordance with their respective terms, except as such enforcement may be limited by applicable bankruptcy, insolvency, moratorium or similar laws which affect creditors' rights generally.

         8.5 NO BROKERS OR FINDERS. No person has or will have, as a result of the transactions contemplated by this Agreement, any right, interest or claim against or upon the Purchaser for any commission, fee or other compensation as a finder or broker because of any act or omission by the Purchaser.

         8.6 NO DEFAULTS OR CONFLICTS. The execution, delivery and performance by the Purchaser of this Agreement and the Related Documents to which it is or will be a party and any of the transactions contemplated hereby or thereby does not and will not (i) violate or conflict with, with or without the giving of notice or the passage of time or both, any provision of any law, rule, regulation, order, judgment, writ, injunction, decree, agreement, indenture or other instrument applicable to the Purchaser or any of its respective properties, (ii) result in the creation of any security interest, Lien or other encumbrance upon any of the properties or assets of the Purchaser, or (iii) require the consent, waiver, approval, order or authorization of, or declaration, registration qualification or filing with, any Person (other than a governmental authority).


                                   ARTICLE IX
                      CONDITIONS OF PURCHASER'S OBLIGATION

         The obligation of the Purchaser to purchase the Notes and the Purchased Stock and deliver the purchase price therefor at the Closing shall be subject at its election to the satisfaction of each of the conditions stated in this Article .

         9.1 REPRESENTATIONS AND WARRANTIES. The representations and warranties of the Company, He-Ro, Rounick and the Estate contained in this Agreement shall be true and correct on the date of such Closing with the same effect as though made on and as of that date, and the Purchaser shall have received an Officer's Certificate dated as of such Closing to that effect, with respect to the representations of the Company and He-Ro.

         9.2 OPINIONS OF COUNSEL. The Purchaser shall have received an opinion, dated the date of Closing, from Lowenthal, Landau, Fischer & Bring, P.C., counsel to the Company, Rounick and the Estate.

         9.3 AMENDMENTS TO CHARTER DOCUMENTS. Purchaser shall have received evidence that the Certificate of Amendment has been duly filed with the Secretary of State of Delaware and that the Certificate of Amendment and Bylaws are in full force and effect.

         9.4 CERTIFIED DOCUMENTS, ETC. The Purchaser shall have received certificates as to the incumbency of officers and certificates from appropriate authorities as to the legal existence and tax good standing of the Company and its Subsidiaries, which the Purchaser or their counsel may reasonably request.

         9.5 NO MATERIAL ADVERSE EFFECT. There shall not have occurred a Material Adverse Effect since July 31, 1996.

         9.6 CONSENTS AND WAIVERS. No preliminary or permanent injunction or other order by any Governmental Authority which prohibits the consummation of the Agreement shall have been issued and remain in effect. No statute, rule, regulation, executive order, stay, decree, or judgment shall have been enacted, entered, issued, promulgated or enforced by any court or governmental authority which prohibits or restricts the consummation of the Agreement. All authorizations, consents, orders or approvals of, or declarations or filings with, and all expirations of waiting periods imposed by, any Governmental Authority (all of the foregoing, "Consents") which are necessary for the consummation of the Agreement, shall have been filed, occurred or been obtained (all such permits, approvals, filings and consents and the lapse of all such waiting periods being referred to as the "Requisite Regulatory Approvals") and all such Requisite Regulatory Approvals shall be in full force and effect. All state securities or blue sky permits and other authorizations necessary to issue the Notes, the Options and the Securities and to consummate the Agreement shall have been received.

         9.7 NO  RESTRICTIONS.  There  shall  not be any  action  taken,  or any statute, rule, regulation or order enacted, entered, enforced or deemed applicable to the Agreement, by any Governmental Authority which, in connection with the grant of a Requisite Regulatory Approval imposes any condition or restriction upon the Company or the Purchaser, which in any such case would so materially adversely impact the economic or business benefits of the transactions contemplated by this Agreement as to render inadvisable the consummation of the Agreement.

         9.8 LITIGATION. No suit, action or other proceeding (excluding any such matter initiated by or on behalf of the Purchaser) shall be pending or threatened before any Governmental Authority seeking to restrain the Purchaser or the Company or prohibit the Closing or seeking damages against the Purchaser or the Company or their assets as a result of the consummation of this Agreement; provided, that, the Purchaser will take reasonable actions (as long as such actions do not result in any expense to the Purchaser) for a reasonable period of time (not to exceed 10 days, during which time the Closing shall be tolled to permit such actions) to contest, dismiss or obtain relief from any such suit, action, proceeding or injunction in order to permit the Closing to occur.

         9.9 SHAREHOLDER APPROVAL. The shareholders of the Company shall have approved and adopted, by the requisite vote and in accordance with applicable law, this Agreement and the transactions contemplated hereby.

         9.10 RIGHTS OFFERING. All Purchase Rights pursuant to the Rights Offering shall have expired.

         9.11 STOCK EXCHANGE LISTING. The Securities shall have been listed with the New York Stock Exchange, and all expenses associated therewith shall have been paid by the Company.

         9.12 DUE DILIGENCE. The Purchaser shall have completed its due diligence investigation, and the results thereof shall be satisfactory to the Purchaser, in its sole discretion, and such investigation shall not have revealed that any of the representations of the Company, Rounick or the Estate set forth herein are untrue or incorrect in any respect or otherwise unsatisfactory to the Purchaser; provided, that, this condition shall be deemed waived by the Purchaser if Purchaser does not notify the Company of its intention to exercise this due diligence out by the later to occur of (x) receipt by the Company of the Fairness Opinion, or (y) receipt by the Purchaser of the Financing Commitment.

         9.13 OPINION REGARDING NOL. The Purchaser shall have received a "bringdown" opinion of its independent counsel or accountants, in form and substance satisfactory to Purchaser, to the effect that the transactions contemplated by this Agreement and the other Related Documents will not impair or restrict the use or availability of the NOL after the Closing.

         9.14 FINANCING. The Purchaser shall have received the financing contemplated by the Financing Commitment.

         9.15 CERTAIN OTHER AGREEMENTS. The Company or Rounick, as the case may be, shall have executed and delivered the Registration Rights Agreement and the License Agreement, and the Investment Advisory Agreement shall be in force and effect.

         9.16 OTHER DOCUMENTS AND OPINIONS. The Purchaser shall have received such other documents and opinions, in form and substance reasonably satisfactory to the Purchaser and its counsel, relating to matters incident to the transactions contemplated hereby as the Purchaser may reasonably request.

         9.17 MINIMUM STOCK PRICE. The closing price of the Company's Common Stock on the New York Stock Exchange shall be at least $.45.

         9.18 AMENDMENT TO OR CANCELLATION OF STOCK RIGHTS. The Purchaser shall have received evidence that the Stock Rights shall either have been cancelled or amended such that no additional shares of Common Stock will be issued pursuant to such Stock Rights during the period of three years and ten days from the Closing Date.

                                    ARTICLE X
                  CONDITIONS OF THE OBLIGATIONS OF THE COMPANY,
                             ROUNICK AND THE ESTATE

         The obligation of the Company to sell the Purchased Securities and issue the Option, and of Rounick and the Estate to sell the Old Notes, shall be subject at their election to the satisfaction of each of the conditions stated in this Article .

         10.1 REPRESENTATIONS AND WARRANTIES. The representations and warranties of the Purchaser contained in this Agreement shall be true and correct on the date of Closing with the same effect as though made on and as of that date, and the Company shall have received a certificate dated as of such Closing and signed on behalf of a designee of the Purchaser to that effect.

         10.2 SHAREHOLDER APPROVAL. The shareholders of the Company shall have approved and adopted, by the requisite vote and in accordance with applicable law, this Agreement and the transactions contemplated hereby.

         10.3 LITIGATION. No suit, action or other proceeding (excluding any such matter initiated by or on behalf of the Company, Rounick or the Estate) shall be pending or threatened before any Governmental Authority seeking to restrain the Company, Rounick or the Estate or prohibit the Closing or seeking damages against the Company, Rounick or the Estate or their assets as a result of the consummation of this Agreement; provided, that, the Company, Rounick or the Estate, as the case may be, will take reasonable actions for a reasonable period of time (not to exceed 10 days, during which time the Closing shall be tolled to permit such actions) to contest, dismiss or obtain relief from any such suit, action, proceeding or injunction in order to permit the Closing to occur.

         10.4 SENIOR DEBT. The Senior Debt shall have been refinanced or the consent of the lenders under the Senior Debt to the transactions contemplated by this Agreement shall have been obtained.


                                   ARTICLE XI
                                   TERMINATION

         11.1 TERMINATION. This Agreement may be terminated:

         (a) By mutual written consent of the Company, Rounick and the Purchaser.

         (b) By the Company, Rounick or the Purchaser if (i) the Closing shall not have been consummated before February 28, 1997, (ii) Shareholder Approval shall not have been obtained by reason of the failure to obtain the required vote at a duly held meeting of shareholders or at any adjournment thereof, or
(iii) the Company has not received a Fairness Opinion within 45 days from the date hereof; provided that, the party terminating this Agreement pursuant to this clause (b) must have in good faith fully satisfied its undertakings and agreements set forth in this Agreement (including but not limited to, the recommendation by the Board of Directors of the Company to its shareholders for the approval and adoption of this Agreement and the transactions contemplated hereby and the use by the Company of its best efforts to obtain a Fairness Opinion); and provided further that, the termination of this Agreement pursuant to this clause (b) will obligate the Company to pay the termination fee provided for in Section 11.3 hereof.

         (c) By the Company or the Purchaser if the Company shall receive any Acquisition Proposal after the date hereof from a third party or parties and the Board of Directors of the Company shall have been advised by independent counsel that the Company is required, under applicable law in the exercise of the Board's fiduciary duties, to pursue such Acquisition Proposal; provided, however, that the termination of this Agreement pursuant to this clause (c) will obligate the Company to pay the termination fee provided for in Section hereof.

         (d) By the Purchaser if any party to this Agreement other than Purchaser breaches any material representation (excluding the representation in Section 2.33), warranty, covenant or agreement in this Agreement that is in the control of such party and can be cured by such party, and such breach is not cured within 10 days of written notice by the Purchaser to such breaching party.

         (e) By the Company or Rounick if the Purchaser (i) breaches any material representation, warranty, covenant or agreement of this Agreement that is in the control of the Purchaser and can be cured by the Purchaser, and such breach is not cured within 10 days of written notice by the Company or Rounick to the Purchaser, or (ii) fails to obtain a Financing Commitment within 45 days from the date hereof, such 45-day period to be automatically extended for an additional 15-day period unless Purchaser notifies the Company in writing that it does not intend to continue to pursue the procurement of the Financing Commitment.

         11.2 EFFECT OF TERMINATION. In the event of termination of this Agreement as provided above, this Agreement shall forthwith become of no further effect and, except for a termination resulting from a breach by a party of any of its material obligations under this Agreement, there shall be no liability or obligation on the part of the Company, Rounick, the Estate or the Purchaser or their respective officers or directors (except as set forth in Sections , , and hereof, which shall survive the termination). Nothing contained in this Section shall relieve any party from liability for willful breach of this Agreement that results in termination of this Agreement. Upon request therefor, each party shall redeliver all documents, work papers and other material of any other party relating to the transactions contemplated hereby, whether obtained before or after the execution hereof, to the party furnishing same.

         11.3 CERTAIN TERMINATION FEES. If this Agreement is terminated for any reason, then the Company shall reimburse the Purchaser, within five business days of demand by the Purchaser, and hold the Purchaser harmless against liability for the payment for (I) all out-of-pocket expenses, up to a maximum of $225,000, incurred by the Purchaser or its affiliates, in connection with this Agreement and the Related Agreements, including, without limitation, (a) all costs and expenses (including travel expenses) of the Purchaser incurred in connection with the investigation, preparation, execution and delivery of such agreements or instruments, or the transactions contemplated hereby or thereby (and due diligence related thereto), (b) all document production and duplication charges, (c) all fees and expenses of any professionals engaged by the Purchaser in connection with such agreements or instruments, or the transactions contemplated hereby or thereby, and any subsequent proposed modification of, or proposed consent under, such agreements or instruments, whether or not such proposed modification shall be effected or proposed consent granted, and (d) all such expenses, including reasonable attorney's fees and expenses, incurred by the Purchaser with respect to the enforcement of any rights or provisions of any such agreement or instrument (collectively, the "Out-of-Pocket Expenses"), and
(II) all fees incurred by the Purchaser or its affiliates to obtain financing for the transactions contemplated by this Agreement (the "Fees" and collectively with the Out-of-Pocket Expenses, the "Reimbursed Expenses"). In addition to the Reimbursed Expenses, the Company shall pay to the Purchaser a fee of $500,000 (the "Termination Fee"), $300,000 of which shall be payable to Purchaser within one business day of the occurrence of an event in clauses (i), (ii), (iii) or
(iv) in this sentence and the remaining $200,000 payable to the Purchaser on the earlier to occur of (A) 60 days from the occurrence of such event or (B) consummation of the competing offer, which fee represents liquidated damages (and not a penalty), intended to compensate the Purchaser for various fees, costs, losses and expenses (including, without limitation, the foregoing of other possible opportunities and expenditures of valuable time and efforts): (i) if this Agreement is terminated pursuant to Sections , or 11.1(d) hereof; provided, that, if the Agreement is terminated pursuant to Section 11(b)(i) as a result of any Termination Exception (as defined below), no Termination Fee shall be due, (ii) the Company's Board of Directors recommends or accepts (or fails to reject, within one week of receipt thereof) any Acquisition Proposal prior to the termination of this Agreement or within three months after termination of this Agreement (unless such termination is (x) pursuant to Section 11.1(e) hereof, (y) as a result of termination by Purchaser because of a failure to satisfy the conditions set forth in Sections 9.8, 9.10, 9.11, 9.12, 9.13, 9.14 or 9.17, or (z) as a result of a termination by the Company or Rounick because of a failure to satisfy the condition set forth in Section 10.4 (the items set forth in (x), (y) and (z) collectively referred to as the "Termination Exceptions")), (iii) the Company's Board of Directors resumes negotiations with any party contemplated under subclause (ii) of this sentence, after a rejection of an offer from such party, or (iv) if this Agreement is terminated by the Purchaser as a result of the conditions set forth in Article not being satisfied prior to the Closing other than the conditions set forth in Sections 9.8, 9.10, 9.11, 9.12, 9.13, 9.14 or 9.17. If this Agreement is consummated, then all expenses incurred by the Purchaser shall be paid as set forth in Section hereof. The provisions of this Section shall survive the termination of the Agreement.


                                   ARTICLE XII
                               CERTAIN DEFINITIONS

         As used in this Agreement, the following terms shall have the following meanings (such meanings to be equally applicable to both the singular and plural forms of the terms defined):

         "Business" shall mean the design, manufacture or marketing of women's evening wear, special occasion wear and day dresses anywhere in the world.

         "Code" shall mean the Internal Revenue Code of 1986, as amended, and the regulations and interpretations thereunder.

         "Common Stock" will include (a) the Company's Common Stock as authorized on the date of this Agreement, (b) any other capital stock of any class or classes of the Company authorized on or after the date hereof, the holders of which shall have the right, without limitation as to amount, either to all or to a share of the balance of current dividends and liquidating dividends after the payment of dividends and distributions on any shares entitled to preference, and (c) any other securities of the Company into which or for which any of the securities described in (a) or (b) may be converted or exchanged pursuant to a plan of recapitalization, reorganization, merger, sale of assets or otherwise.

         "Fair Market Value" shall be the "Closing Price" (as defined below) of the Common Stock on the business day immediately preceding such date. For the purpose of determining Fair Market Value, the "Closing Price" of the Common Stock on any business day shall be (i) if the Common Stock is listed or admitted for trading on any United States national securities exchange, or if actual transactions are otherwise reported on a consolidated transaction reporting system, the last reported sale price of Common Stock on such exchange or reporting system, as reported in any newspaper of general circulation, (ii) if the Common Stock is quoted on the National Association of Securities Dealers Automated Quotations System ("NASDAQ"), or any similar system of automated dissemination of quotations of securities prices in common use, the mean between the closing high bid and low asked quotations for such day of Common Stock on such system, or (iii) if neither clause (i) or (ii) is applicable, the mean between the high bid and low asked quotations for the Common Stock as reported by the National Quotation Bureau, Incorporated if at least two securities dealers have inserted both bid and asked quotations for Common Stock on at least five of the ten preceding days.

         "Financing Commitment" means a financing commitment received by Purchaser from a financial institution, satisfactory to the Purchaser in its sole discretion, which provides the Purchaser with the necessary financing on terms satisfactory to Purchaser, in its sole discretion, to consummate the transactions contemplated by this Agreement and provide the Company with adequate working capital after the Closing.

         "Governmental Authority" means any nation or country (including but not limited to the United States) and any commonwealth, territory or possession thereof and any political subdivision of any of the foregoing, including but not limited to United States Customs Service, courts, departments, commissions, boards, bureaus, agencies, ministries or other instrumentalities.

         "Indebtedness" means all obligations, contingent or otherwise, whether current or long-term, which in accordance with generally accepted accounting principles would be classified upon the obligor's balance sheet as liabilities (other than deferred taxes) and shall also include capitalized leases, guarantees, endorsements (other than for collection in the ordinary course of business) or other arrangements whereby responsibility is assumed for the obligations of others, including any agreement to purchase or otherwise acquire the obligations of others or any agreement, contingent or otherwise, to furnish funds for the purchase of goods, supplies or services for the purpose of payment of the obligations of others, other than accounts or trade payables in the ordinary course of business.

         "Legal Requirements" means, when described as being applicable to any Person, any and all laws (statutory, judicial or otherwise), ordinances, regulations, judgments, orders, directives, injunctions, writs, decrees or awards of, and any contracts, agreements or undertakings with, any Governmental Authority, in each case as and to the extent applicable to such Person or such Person's business, operations or properties.

         "Lien" shall mean any mortgage, deed of trust, pledge, security interest, encumbrance, lien or charge of any kind (including any agreement to give any of the foregoing, any conditional sale or other title retention agreement, any lease in the nature thereof, and the filing of or agreement to give any financing statement under the Uniform Commercial Code of any jurisdiction).

         "Material Adverse Effect" means a material adverse change in, or the occurrence of any event which could have a material adverse change in, the assets, properties, liabilities, business, affairs, results of operations, condition (financial or otherwise) or prospects of the Company on a consolidated basis.

         "Permitted Liens" shall have the meaning attributed thereto in the Loan and Security Agreement, dated as of May 12, 1995, with Foothill Capital Corporation.

         "Person" means an individual, corporation, partnership, joint venture, trust or unincorporated organization or a government or agency or political subdivision thereof.

         "Related Agreements" mean the Notes, the Option, the Registration Rights Agreement, the Non- Compete and License Agreement, the Investment Advisory Agreement, the Voting Trust Agreement, the Irrevocable Proxy and any other agreements or instruments to be executed in connection herewith or therewith.

         "Securities" means collectively the Purchased Shares and the Option Shares.

         "Senior Debt" means the debt of the Company the Subsidiaries pursuant to (i) Fourth Amended and Restated Revolving Credit Agreement, dated as of May 15, 1995, by and among The He-Ro Group, Inc. and Marine Midland Bank, N.A., The Chase Manhattan Bank, N.A., The Hong Kong and Shanghai Banking Corporation Limited, ABN AMRO Bank N.V. (collectively the "Bank Group Debt"), and (ii) Loan and Security Agreement, dated as of May 12, 1995, by and between The He-Ro Group, Ltd. and certain of its subsidiaries and Foothill Capital Corporation (the "Foothill Debt").

         "Stock Option Plans" mean collectively the 1991 Stock Option Plan, the 1993 Outside Director Stock Option Plan and the Amended and Restated 1994 Outside Director Stock Option Plan.

         "Subsidiary" or "Subsidiaries" means any corporation, or other organization, whether incorporated or unincorporated, of which such party or any other Subsidiary of such party is a general partner or of which at least a majority of the securities or other interests having by their terms ordinary voting power to elect a majority of the Board of Directors or others performing similar functions with respect to such corporations or other organizations is directly or indirectly owned or controlled by such party and/or by any one or more of the Subsidiaries.

         "Warrants" means Warrant No. 1 to purchase 93,750 shares of Common Stock, Warrant No. 2 to purchase 62,500 shares of Common Stock, Warrant No. 3 to purchase 50,000 shares of Common Stock and Warrant No. 4 to purchase 43,750 shares of Common Stock.


                                  ARTICLE XIII
                  SURVIVAL OF REPRESENTATIONS; INDEMNIFICATION

         13.1 SURVIVAL OF REPRESENTATIONS AND WARRANTIES OF PARTIES OTHER THAN PURCHASER. The covenants, representations and warranties of the parties to this Agreement other than Purchaser contained in this Agreement shall survive the closing, regardless of any investigation made by or on behalf of any party hereto, for a period of two years; provided, that (i) the representations and warranties set forth in Sections 2.1, 2.2, 2.4, 2.5, 2.6, 3.1, 3.4, 14.5, 14.9
and 14.10 shall survive indefinitely, (ii) the representations and warranties set forth in Article II (other than Sections 2.1, 2.2, 2.4, 2.5, 2.6 and 2.10) shall survive for a period of three years from the Closing, (iii) the representations and warranties set forth in Section 2.10 shall survive for the relevant statute of limitations, (iv) the covenants in Articles IV, V, VI, VII and XIII shall survive as provided therein, and (v) the indemnification provisions in Section 14.5 shall survive indefinitely.

         13.2 INDEMNIFICATION BY ROUNICK AND THE ESTATE. Rounick and the Estate, jointly and severally, agree to indemnify Purchaser with respect to, and hold Purchaser and its respective partners, officers, directors, employees and agents harmless from, any loss, liability or expense (including, but not limited to, reasonable attorney's fees and disbursements in connection therewith) which Purchaser may directly or indirectly incur or suffer by reason of, or which results, arises out of or is based upon (a) the inaccuracy of any representation or warranty made by Rounick or the Estate in this Agreement or any Related Agreement, or (b) the failure of Rounick or the Estate to comply with any covenants or other commitments made by them in this Agreement or any Related Agreement; provided, however, other than with respect to a breach of the representation set forth in Section 3.4, in no event shall the aggregate obligations of Rounick and the Estate pursuant to this Article XIII exceed $2.5 million.

         13.3 INDEMNIFICATION BY THE COMPANY AND HE-RO. The Company and He-Ro, jointly and severally, agree to indemnify the Purchaser with respect to, and hold Purchaser and its respective partners, officers, directors, employees and agents harmless from, any loss, liability or expense (including, but not limited to, reasonable attorney's fees and disbursements in connection therewith) which Purchaser may directly or indirectly incur or suffer by reason of, or which results, arises out of or is based upon (a) the inaccuracy of any representation or warranty made by the Company or He-Ro in this Agreement or any Related Agreement, (b) the failure of the Company or He-Ro to comply with any covenants or other commitments made by them in this Agreement or any Related Agreement,
(c) the matters set forth as items 2, 3, 8, 9 and 10 on Schedule 2.8.

         13.4 LEGAL PROCEEDINGS. In the event Purchaser becomes involved in any legal, governmental or administrative proceeding which may result in indemnification claims hereunder, Purchaser shall promptly notify the Company or Rounick, as the case may be, in writing and in full detail of the filing, and of the nature of such proceeding; provided, that, any failure to give such notice will not waive any rights of Purchaser except to the extent the rights of the indemnifying party are actually prejudiced. After receipt by the indemnifying party of such notice, then upon reasonable notice from the indemnifying party to the Purchaser, or upon the request of the Purchaser, the indemnifying party shall, at its cost and expense, defend, manage and conduct any proceedings, negotiations or communications involving any claimant whose claim is the subject of the Purchaser's notice to the indemnifying party as set forth above, and shall take all actions necessary, including but not limited to, the retention of counsel reasonably satisfactory to the Purchaser, and the posting of such bond or other security as may be required by any Governmental Authority, so as to enable the claim to be defended against or resolved without expense or other action by the Purchaser. In the event that the indemnifying party shall fail to initiate a defense of such claim within ten days of the date of the notice to the indemnifying party, or in the event that in the reasonable judgment of the Purchaser, the indemnifying party is not adequately defending such claim, then the Purchaser shall retain counsel and conduct the defense of such claim as it may in its discretion deem proper, at the cost and expense of the indemnifying party. Subject to the foregoing sentence, if the indemnifying party defends any proceeding, the indemnifying party shall have full control over the conduct of such proceeding, although the Purchaser shall have the right to retain legal counsel at its own expense and shall have the right to approve any settlement of any dispute giving rise to such proceeding, such approval not to be withheld unreasonably by the Purchaser. The Purchaser shall reasonably cooperate with the indemnifying party in such proceeding.


                                   ARTICLE XIV
                                  MISCELLANEOUS

         14.1 PARTIES IN INTEREST. Except as otherwise set forth herein, all covenants, agreements, representations, warranties and undertakings contained in this Agreement and the Related Agreements shall be binding on and shall inure to the benefit of the respective successors and assigns of the parties hereto (including transferees of any of the Securities).

         14.2 AMENDMENTS AND WAIVERS. This Agreement may not be amended, nor any provision hereof waived, unless such amendment or waiver is approved in writing by the parties hereto. No course of dealing between the Company, Rounick, the Estate and the Purchaser (or its transferee) nor any delay in exercise any rights hereunder shall operate as a waiver of any rights of the Purchaser (or its transferee).

         14.3 NOTICES. All notices, requests, consents, reports and demands shall be in writing and shall be hand delivered, sent by facsimile or other electronic medium, or mailed, postage prepaid, to the Company or to the Purchasers at the address set forth below or to such other address as may be furnished in writing to the other parties hereto:


The Company, the Estate or              The He-Ro Group, Ltd.
Rounick:                                550 Seventh Avenue
                                        New York, New York 10018
                                        Attention: Della Rounick

with copy to:                           Lowenthal, Landau Fischer & Bring, P.C.
                                        250 Park Avenue
                                        New York, New York 10177
                                        Attention: Martin R. Bring

The Purchaser:                          Sun Investment Partnership I, Ltd.
                                        777 South Flagler Drive
                                        West Tower, Eighth Floor
                                        West Palm Beach, Florida 33407
                                        Attention: General Partner

with copy to:                           Greenberg, Traurig, Hoffman, Lipoff,
                                         Rosen & Quentel, P.A.
                                        1221 Brickell Avenue
                                        Miami, Florida 33131
                                        Attention: Rebecca R. Orand


         14.4 EXPENSES. If the transactions contemplated under this Agreement are consummated, the Company shall pay and hold the Purchaser harmless against liability for the payment of, all out-of-pocket expenses arising in connection with this Agreement and the Related Agreements and the transactions hereby and thereby contemplated, including, without limitation, the Out-of-Pocket Expenses, broker's or finder's fees or expenses and all expenses incurred in connection with the printing of such agreements and instruments and all taxes which may be payable in respect of the execution and delivery of such agreements or instruments, or the issuance, delivery or purchase by the Purchaser of the Notes, the Options or any of the Securities (collectively the "Total Expenses").

         14.5 INDEMNIFICATION FOR BROKER FEES. Subject to the provisions of hereof, the Company further agrees to indemnify and save harmless the Purchaser, and the Purchaser agrees to indemnify and save harmless the Company, and each of their respective partners, officers, directors, employees and agents, from and against any and all actions, causes of action, suits, losses, liabilities and damages, and expenses (including, without limitation, reasonable attorney's fees and disbursements in connection therewith) for any brokers or finders fees arising with respect to brokers or finders engaged by the non- indemnifying party.

         14.6 COUNTERPARTS. This Agreement and any exhibit hereto may be executed in multiple counterparts, each of which shall constitute an original but all of which shall constitute but one and the same instrument. One or more counterparts of this Agreement or any exhibit hereto may be delivered via telecopier, with the intention that they shall have the same effect as an original counterpart hereof.

         14.7 EFFECT OF HEADINGS. The article and section headings herein are for convenience only and shall not affect the construction hereof.

         14.8   ADJUSTMENTS.   All  provisions  of  this   Agreement   shall  be
automatically adjusted to reflect any stock dividend, stock split or other such form of recapitalization.

         14.9 GOVERNING LAW; ARBITRATION. This Agreement shall be deemed a contract made under the laws of the State of Florida and together with the rights and obligations of the parties hereunder, shall be construed under and governed by the laws of such State. All disputes arising in connection with this Agreement shall be finally settled under the Rules of the American Arbitration Association (the "Rules") by three (3) arbitrators appointed in accordance with said Rules. Any such arbitration shall be held pursuant to the Laws of the State of New York unless the parties hereto mutually agree in writing upon some other location for arbitration. The arbitrators shall not be empowered to award punitive, exemplary and/or consequential damages to any party. There shall be no consolidation of this arbitration with any other dispute or proceeding involving third parties. The provisions of this Agreement shall prevail in case of inconsistency between the Rules and this Agreement.

         14.10 ATTORNEYS' FEES. In the event that a suit for the collection of any damages resulting from, or for the injunction of any action constituting, a breach of any of the terms or provisions of this Agreement, then the prevailing party shall pay all reasonable costs, fees (including reasonable attorneys' fees) and expenses of the non-prevailing party. The provisions of this Section shall survive the termination of this Agreement

         14.11 FURTHER ASSURANCES. The Company, the Estate, Rounick and the Purchaser shall execute and deliver such documents, and take such other action, as shall be reasonably requested by any other party hereto to carry out the transactions contemplated by this Agreement.

         14.12 PUBLICITY. The Company shall not issue or make, or cause to have issued or made, any public release or announcement concerning this Agreement or the transactions contemplated hereby, without the advance approval in writing of the form and substance thereof by the Purchaser, except as required by law (in which case, so far as possible, there shall be consultation between the parties prior to such announcement).

         14.13 ENTIRE AGREEMENT. This Agreement (including exhibits and schedules) and that certain Confidentiality Agreement, dated April 17, 1996, which shall remain in full force and effect, subject to the terms thereof, constitutes the entire agreement among the parties hereto with respect to the subject matter hereof and shall supersede all prior negotiations, understandings, agreements, arrangements and understandings, both oral and written, among the parties hereto with respect to such subject matter.

         14.14 SEVERABILITY. The invalidity of any one or more of the words, phrases, sentences, clauses, sections or subsections contained in this Agreement shall not affect the enforceability of the remaining portions of this Agreement or any part hereof, all of which are inserted conditionally on their being valid in law and, in the event that any one or more of the words, phrases, sentences, clauses, sections or subsections contained in this Agreement shall be declared invalid by a court of competent jurisdiction, this Agreement shall be construed as if such invalid word or words, phrase or phrases, sentence or sentences, clause or clauses, section or sections, or subsection or subsections had not been inserted.

         14.15 BINDING EFFECT AND ASSIGNMENT. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective permitted successors and assigns; but neither this Agreement nor any of the rights, benefits or obligations hereunder shall be assigned, by operation of law or otherwise, by any party hereto without the prior written consent of the other party; provided, however, that nothing herein shall prohibit the assignment to a third party of the Purchaser's rights under the Notes, or an assignment of the Purchaser's rights to an affiliate of the Purchaser.

         IN WITNESS WHEREOF, the parties have executed this Agreement by their duly authorized representatives as of the date set forth in the first paragraph.



     THE HE-RO GROUP, LTD.


     By:       /S/ DELLA ROUNICK
     Name:     Della Rounick
     Title:    Chief Executive Officer & Co-Chairman of the Board


     THE HE-RO GROUP, INC.


     By:       /S/ DELLA ROUNICK
     Name:     Della Rounick
     Title:    Chief Executive Officer & Co-Chairman of the Board


     ESTATE OF HERBERT ROUNICK


     By:
     Name:   Vasiliki Della Pasvantidou Rounick
     Title:  Executrix

     /S/ VASILIKI DELLA PASVANTIDOU ROUNICK
     ------------------------------------------------
     Vasiliki Della Pasvantidou Rounick, individually



     SUN INVESTMENT PARTNERSHIP I, LTD.


     By:   Sun Capital Advisors, Inc., its general partner

           By:      /S/ MARC J. LEDER
           Name:    Marc J. Leder
           Title:   Managing Director