Form 10-Q/A
period 1996-08-31
HE RO GROUP LTD
filed 1996-12-03
CIK 875043

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A-1

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-10860

                              THE HE-RO GROUP, LTD.

             (Exact name of registrant as specified in its charter)

                  Delaware                                13-3615898
   ------------------------------------   --------------------------------------

      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)
                                                           10018
             550 Seventh Avenue
                New York, NY                             (Zip Code)
           (Address of principal
             executive offices)

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

         Class A Common Stock               Outstanding at October 11, 1996
-------------------------------------   ----------------------------------------
           $.01 par value                               6,717,333

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES

PART II.          OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            1. Section (a) of Item 6 is amended to add as Exhibit 27, Financial Data Schedule.

            2. The following document is being filed herewith as Exhibit 27 in accordance with Item 601 of Regulation S-K:

Exhibit 27. Financial Data Schedule

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, The He-Ro Group, Ltd. has duly caused this Quarterly Report on Form 10-Q/A-1 to be signed on its behalf by the undersigned thereto duly authorized.


                    THE HE-RO GROUP, LTD.
                       (Registrant)


           By:     /s/  Sam D. Kaplan
           ---------------------------------
                Name:   Sam D. Kaplan
                Title:  Chief Financial Officer and Secretary
                          (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS
                                       TO
                              THE QUARTERLY REPORT
                                  ON FORM 10-Q
                      FOR THE QUARTER ENDED AUGUST 31, 996
                                       OF
                              THE HE-RO GROUP, LTD.

Exhibit        Description                                        Sequentially
No.                                                                 Numbered
                                                                      Page

3.1 Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit
          3.1 of Registrant's Annual Report on Form 10-K for the year ended May 31, 1995 ("Registrant's 1995 10-K").

3.2 Bylaws of Registrant, as amended. Incorporated by reference to Exhibit 3.2 of Registrants 1995 10-K.

3.3       Specimen   Certificate   for   Common   Stock   of
          Registrant.  Incorporated  by reference to Exhibit
          3.3 of Registrant's 1995 10-K

10.1 Lease dated December 20, 1990 between Hartz Mountain Industries, Inc. and The He-Ro Group, Inc. relating to the premises located at 35 Enterprise Avenue, Secaucus, New Jersey. Incorporated by reference to Exhibit 10.1 of Registrant's 1995 10-K.

10.2      Sublease  date  May 24,  1994  between  The  He-Ro
          Group, Inc. (as sublessor) and USA Cargo Distribution Center (as sublessee) relating to the premises located at One American Way, Secaucus, New Jersey. Incorporated by reference to Exhibit
          10.2 of the Registrant's 1995 10-K.

10.3 Lease dated September 21, 1994, between The Louis Adler Realty Company H.R.I., Inc. relating to the premises located at 550 Seventh Avenue, New York, New York. Incorporated by reference to Exhibit
          10.3 of Registrant's 1995 10-K.

10.4 Lease dated September 24, 1994, between The Louis Adler Realty Company and H.R.I., Inc. relating to the premises located at 550 Seventh Avenue, New York, New York. Incorporated by reference to
          Exhibit 10.4 of Registrant's 1995 10-K.

10.5 Lease dated September 21, 1994, between The Louis Adler Realty Company and H.R.I., Inc. relating to the premises located at 550 Seventh Avenue, New York, New York. Incorporated by reference to
          Exhibit 10.10 of Registrant's 1995 10-K.

10.6 Lease dated September 21, 1994, between The Louis Adler Realty Company and The He-Ro Group, Inc. relating to the premises located at 530 Seventh Avenue, New York, New York. Incorporated by reference to Exhibit 10.6 of Registrant's 1995 10-K.



                        (Page 1 of 3)

10.7 Tenancy Agreement dated December 20, 1994, between Grandford Development and The He-Ro Group, Inc. relating to the premises located at Cosmos Sing
          Shing Building, 81 Hung To Road, Kwun Tong, Kowloon, Hong Kong. Incorporated by reference to
          Exhibit 10.7 of Registrant's 1995 10-K.

10.8      License Agreement dated June 1, 1990,  between The
          He-Ro Group, Inc. and Oleg Cassini, Inc. ("Cassini
          License").  Incorporated  by  reference to Exhibit
          10.8 of Registrant's 1995 10-K.

10.8.1 Letter Agreement dated December 15, 1995, from Oleg Cassini, Inc. to the He-Ro Group, Inc., amending Cassini License. Incorporated by reference to Exhibit 10.8.1 of Registrant's Annual Report on Form 10-K for the year ended May 31, 1996 ("Registrant's 1996 10-K").

10.9 Fourth Amended and Restated Revolving Credit Agreement dated as of May 15, 1995, by and among The He-Ro Group, Inc., and Marine Midland Bank, N.A., as agent, The Chase Manhattan Bank, The Hongkong Shanghai Banking Corporation Limited and ABN AMRO Bank N.V. Incorporated by reference to
          Exhibit 10.9 of Registrant's 1995 10- K.

10.10 Loan and Security Agreement dated as of May 12, 1995, by and between The He-Ro Group, Ltd. and certain of its subsidiaries and Foothill Capital Corporation, as amended. Incorporated by reference to Exhibit 10.10 of Registrant's 1996 10-K.

10.11     Contribution  Agreement  dated as of May 20, 1991,
          between  the  Registrant   and  Herbert   Rounick.
          Incorporated by reference to Exhibit 10.11 of Registrant's 1995 10-K.

10.12 1991 Stock Option Plan. Incorporated by reference to Exhibit 10.12 of Registrant's 1995 10-K.

10.13     1992   Outside   Director   Stock   Option   Plan.
          Incorporated by reference to Exhibit 10.13 of Registrant's 1995 10-K.

10.14     1993   Outside   Director   Stock   Option   Plan.
          Incorporated by reference to Exhibit 10.14 of Registrant's 1995 10-K.

10.15     Amended and Restated 1994 Outside  Director  Stock
          Option Plan.  Incorporated by reference to Exhibit
          10.15 of Registrant's 1996 10-K.

10.16 Employment Agreement dated May 14, 1993 by and between Allan R. Bogner and the Registrant (the "Bogner Employment Agreement"). Incorporated by reference to Exhibit 10.16 of Registrant's 1995 10-K.



                        (Page 2 of 3)

10.17     Letter  dated  June 1, 1994 from The He-Ro  Group,
          Ltd.  to  Allan  R.  Bogner   relating  to  Bogner
          Employment Agreement. Incorporated by reference to
          Exhibit 10.17 of Registrant's 1995 10-K.

10.18 Settlement Agreement dated November 30, 1995, between Allan R. Bogner and the Registrant. Incorporated by reference to Exhibit 10.18 of Registrant's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996.

*10.19 Note and Common Stock Purchase Agreement, dated as of September 25, 1996, by and among Registrant, The He-Ro Group, Inc., Vasiliki Della Pasvantidou Rounick, individually and as the Executrix of the Estate of Herbert Rounick, and Sun Investment Partnership I, Ltd.

21.1      Subsidiaries  of the  Registrant.  Incorporated by
          reference  to Exhibit  21.1 of  Registrant's  1995
          10-K

t27.      Financial Data Schedule



*  Filed with Form 10-Q.
t  Filed with Form 10-Q/A-1.



                        (Page 3 of 3)