Form 10-Q
period 1996-11-30
HE RO GROUP LTD
filed 1997-01-14
CIK 875043

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
     Class of Common Stock                         January 13,1997
     ---------------------                         ---------------
        $.01 par value                                6,717,333

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES


Index


PART I. FINANCIAL INFORMATION                                       Page No.

Item 1. Financial Statements:

        Consolidated Balance Sheets
        November 30, 1996 and May 31, 1996........................       3

        Consolidated Statements of Income
        Three and Six months Ended November 30, 1996 and 1995.....       4

        Consolidated Statements of Changes in Stockholders' Equity
        Six months Ended November 30, 1996 and 1995...............       5

        Consolidated Statements of Cash Flows
        Six months Ended November 30, 1996 and 1995...............       6

        Condensed Notes to Consolidated Financial Statements......  7 - 13

Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.............. 14 - 18

PART II. OTHER INFORMATION........................................ 19 - 20

                      THE HE-RO GROUP,LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                    November 30,       May 31,
                                                       1996             1996
                                                       ----             ----
                                                    (unaudited)
           ASSETS
CURRENT ASSETS:
    Cash.........................................     $   727          $   405
    Accounts receivable:
        Trade, net of allowances for doubtful
        accounts of $300 (November), $300 (May)..       2,878            1,648
    Suppliers and other..........................       3,536            2,991
                                                        -----            -----
                                                        6,414            4,839
    Inventory....................................      12,713           15,029
    Other current assets.........................         853              493
                                                          ---              ---
           Total current assets..................      20,707           20,566
                                                       ------           ------
FIXED ASSETS - at cost, net of accumulated
    depreciation and amortization................       2,033            2,424
OTHER ASSETS.....................................       1,475            1,633
                                                        -----            -----
                                                      $24,215          $24,623
                                                      =======          =======

           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Bank loans...................................     $ 6,234          $ 5,977
    Current maturities of long-term debt.........       2,750            2,600
    Accounts payable.............................       6,535            5,981
    Accrued expenses and other current
        liabilities..............................       1,792            1,888
                                                        -----            -----
           Total current liabilities.............      17,311           16,446
                                                       ------           ------

Subordinated Notes and Obligations Payable -
    stockholder..................................       5,296            5,296
                                                        -----            -----

Long-term debt, net of current maturities........         -                150
                                                        -----              ---

        COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 1,000,000
        authorized shares; no shares outstanding.         -                -
 Common stock, $.01 par value; 25,000,000
        authorized shares; issued and outstanding
        6,717,333 shares.........................          67               67
    Additional paid-in capital...................      40,166           40,166
    Retained earnings (deficiency)...............     (38,625)         (37,502)
                                                      -------          -------
           Total stockholders' equity............       1,608            2,731
                                                        -----            -----
                                                      $24,215          $24,623
                                                      =======          =======

The accompanying condensed notes are an integral part of these consolidated statements.

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)

                                   (UNAUDITED)

                                                 Three Months Ended                     Six months Ended
                                                     November 30,                          November 30,
                                              1996                1995                1996               1995
                                              ----                ----                ----               ----

Net sales............................      $13,904             $14,845             $25,481            $28,549

Cost of sales........................        8,664               9,388              15,599             17,320
                                             -----               -----              ------             ------

   Gross profit......................        5,240               5,457               9,882             11,229

Operating Expenses...................
   Selling, general and
   administrative expenses...........        4,764               5,416               9,839             10,663

Operating income ....................          476                  41                  43                566

Interest expense.....................          605                 682               1,166              1,296
                                               ---                 ---               -----              -----

   Income (loss) before income taxes          (129)               (641)             (1,123)              (730)

Provision for income taxes...........           -                   -                   -                  -
                                               ---                 ---                 ---                ---

   Net income (loss).................        $(129)              $(641)            $(1,123)            $ (730)
                                             =====               =====             =======             ======

Net income (loss) common share.......       $(0.02)             $(0.10)            $ (0.17)            $(0.11)
                                            ======              ======             =======             ======

Weighted average shares outstanding..        6,717               6,717               6,717              6,717
                                             =====               =====               =====              =====



The accompanying condensed notes are an integral part of these consolidated statements.

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (In thousands)

                                   (UNAUDITED)


                                          Common Stock            Additional        Retained          Total
                                      No. of                      Paid-in           Earnings          Stockholders'
                                      Shares       Amount         Capital          (Deficiency)       Equity
                                      ----------------------------------------------------------------------

Balance, May 31, 1995                 6,717          $67          $40,166           $(33,574)          $ 6,659

Net loss                                                                                (730)             (730)
                                      -----          ---           ------               ----              ----

Balance, November 30, 1995            6,717          $67          $40,166           $(34,304)          $ 5,929
                                      =====          ===          =======           ========           =======


Balance, May 31, 1996                 6,717          $67          $40,166           $(37,502)          $ 2,731


Net loss                                                                              (1,123)           (1,123)
                                      -----          ---          -------             ------            ------

Balance, November 30, 1996            6,717          $67          $40,166           $(38,625)          $ 1,608
                                      =====          ===          =======           ========           =======



The accompanying condensed notes are an integral part of these consolidated statements.

                     THE HE-RO GROUP, LTD., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (UNAUDITED)

                                                             Six months Ended
                                                               November 30,
                                                          1996           1995
                                                          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)..............................   $ (1,123)      $   (730)
                                                      --------       --------
    Adjustments to reconcile pro forma net
        income to net cash provided by (used in)
        operating activities:
        Depreciation and amortization..............        473            545
        Loss on disposition of fixed assets........         -              69
        Amortization of deferred finance costs.....        159            109

(Increase) decrease in assets:
    Trade receivables..............................     (1,230)        (1,125)
    Other receivables..............................       (545)          (577)
    Inventories....................................      2,316          1,456
    Other current assets...........................       (360)            99
Increase (decrease) in liabilities:
    Accounts payable...............................        554           (678)
    Accrued expenses and other current liabilities.        (96)          (274)
                                                           ---           ----
    Total adjustments..............................      1,271           (376)
                                                         -----           ----
        Net cash provided by (used in)
        operating activities.......................        148         (1,106)
                                                           ---         ------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of fixed assets....................        (82)           (69)
    (Increase)Decrease in other assets.............         39             26
                                                            --             --
        Net cash provided by (used in)
        investing activities.......................        (43)           (43)
                                                           ---            ---

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in bank loans..............        257          1,077
    Deferred finance costs.........................        (40)           (90)
                                                           ---            ---
           Net cash provided by (used in)
           financing activities....................        217            987
                                                           ---            ---

NET INCREASE (DECREASE) IN CASH....................        322           (162)
CASH, beginning of period..........................        405            809
                                                           ---            ---
CASH, end of period................................    $   727       $    647
                                                       =======       ========


The accompanying condensed notes are an integral part of these consolidated statements.

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES
              Condensed Notes To Consolidated Financial Statements
                                   (UNAUDITED)

                                November 30, 1996

1.      BASIS OF PRESENTATION

             The consolidated financial statements include the accounts of The HE-RO Group, Ltd. and its subsidiaries (the "Company"). The consolidated financial statements are presented in accordance with the requirements of the quarterly report on Form 10-Q and consequently do not include all of the disclosures normally made in an annual report on 10-K filing. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and the notes included therein with the Company's Annual report on Form 10-K.

             The financial information as of and for the six months ended November 30, 1996 and November 30, 1995 has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The foregoing interim results are not necessarily indicative of the results of operations for the full year ending May 31, 1997 ("Fiscal 1997").

2.      INVENTORY

             Inventory is stated at the lower of cost (first-in, first-out) or market:
                                                           (In Thousands)
                                                  November 30,         May 31,
                                                      1996              1996
                                                      ----              ----
                                                   (UNAUDITED)

        Finished goods.......................          $ 9,040        $10,647
        Raw materials........................            3,673          4,382
                                                         -----          -----
                                                       $12,713        $15,029
                                                       =======        =======

3.      FIXED ASSETS

        Fixed assets consist of the following:
                                                           (In Thousands)
                                                  November 30,         May 31,
                                                      1996              1996
                                                      ----              ----
                                                   (UNAUDITED)

        Machinery and equipment...............         $ 3,117        $ 3,115
        Furniture and fixtures................           2,998          2,979
        Leasehold improvements................           3,708          3,647
                                                         -----          -----
                                                         9,823          9,741
        Less - Accumulated depreciation and
        amortization..........................           7,790          7,317
                                                         -----          -----

                                                       $ 2,033        $ 2,424
                                                       =======        =======

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES
       CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)



4.      RELATED PARTY TRANSACTIONS

           The Company has an investment of $798,000 in Great Projects Limited ("GPL"), a Hong Kong corporation. Fifty percent of GPL is owned by a subsidiary of the Company, and 25% is owned by each of two Hong Kong companies that are unaffiliated with the Company or its officers or directors. As of October 31, 1993, the partners agreed to discontinue the operations of GPL. In January 1996, liquidation proceedings in Hong Kong were commenced to wind up GPL. Included in accounts payable is $2,151,000 due to the foreign affiliate at November 30, 1996 and May 31, 1996. The Company does not expect any material impact on its results of operations due to the liquidation of GPL.

           Notes and obligations payable to the beneficial principal stockholder in the aggregate principal amount of $5,296,000 are subordinated to bank borrowing and bear interest varying from 8% to 12% per annum. These obligations are due upon demand but because these obligations are subordinated to the bank borrowing, the liability relating thereto has been classified as long-term.

5.      BANK LOANS AND LONG TERM DEBT

           On May 12, 1995, the Company signed a financing credit agreement (the "Foothill Credit Agreement") with Foothill Capital Corporation ("Foothill") for a two year term expiring June 2, 1997, to enable the Company to borrow, assuming that borrowing base thresholds are met (for direct loans and letters of credit), amounts not exceeding $15,000,000 during the term of the credit agreement. The indebtedness incurred under the Foothill Credit Agreement is secured by a first lien on the Company's domestic inventory and accounts receivable, among other collateral.

           Interest on direct debt is payable at the prime rate (8.25% at November 30, 1996) plus 2 1/2% per annum. At November 30, 1996, the direct debt outstanding under the Foothill Credit Agreement was $6,234,000 and the Company was contingently liable for outstanding letters of credit of approximately $200,000.

           The Company's credit line with Foothill refinanced a substantial portion of the indebtedness previously outstanding from the Company to a group of four banks (the "Bank Group"). At November 30, 1996, the outstanding indebtedness of the Company to the Bank Group was $2,750,000 in the aggregate, evidenced by a term note to each bank with interest at 2% above the prime rate. The Company's indebtedness to the Bank Group is
        (i) subordinated to the Company's indebtedness to Foothill (ii) secured by a second lien on the domestic inventory and accounts receivable, among other collateral, and a first lien on the inventory located in Hong Kong and China, and (iii) subject to a mandatory prepayment of $100,000 for any month in which the Company's inventory in Hong Kong and China decrease below certain minimum thresholds. This loan is due and

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES
       CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


        payable in monthly installments of principal ranging from $50,000 to $150,000 beginning August 1995, plus monthly interest payments, with the final payment due in June 1997. These payments are permitted under the Foothill Credit Agreement if certain liquidity standards are met. For the months ended December 1995 through December 1996, because these liquidity standards were not met, the Company was not permitted to pay the monthly installment of principal to the Bank Group, and accordingly is not in compliance with its credit agreement with the Bank Group. As a result of the foregoing and in connection with the contemplated transaction with a potential purchaser of the Company as discussed in
        Note 8, the Company will be seeking to refinance or revise its credit facilities.

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

           As of November 30, 1996, the Company was not in compliance with certain financial covenants under the Foothill Credit Agreement. The Company has received a waiver from Foothill relating to the foregoing non-compliance (see Note 8 for further discussion).

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES
       CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)



6.      SUPPLEMENTAL CASH FLOW INFORMATION

           Payments of income taxes were $37,000 and $9,000 for the six months ended November 30, 1996 and November 30, 1995, respectively. Payments of interest during the corresponding periods were $914,000 and $1,243,000 respectively.


7.      CONTINGENCIES

           Because a substantial amount of the Company's products are manufactured in The People's Republic of China ("China"), the loss of "most-favored-nation" ("MFN") trading status for China would have, and the conditional granting of MFN trading status for China or the imposition of retaliatory trade sanctions against China involving the Company's products could have a material adverse effect on the Company, resulting from significantly higher rates of duty and other trade sanctions imposed on goods originating in China.

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

           In January 1994, the United States and China entered into a three year bilateral textile agreement expiring December 31, 1996. Among other things, the agreement reduced by 13% China's market access for certain cotton, wool, man-made fiber, silk blend and other vegetable fiber textiles and textile products exported to the United States and permits the United States to impose significant penalties for transshipment

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES
       CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


        violations. Such penalties include the assessment of "transshipment charges" against the restraint levels of affected categories which could result in such levels filling more rapidly or becoming fully utilized with little or no advance notice. Pursuant to the bilateral textile agreement, such transshipment charges have, on occasion, been applied by the United States. In addition, a separate agreement between the United States and China was reached which, for the first time, subjected to quota limitations, China's exports of apparel containing 70% or more by weight of silk. This agreement was effective with respect to goods produced or manufactured in China and exported to the United States during the period from April 1, 1994 through December 31, 1996. Previously, these products had not been subject to quota limitations. Negotiations with respect to these expiring agreements are underway. The Company cannot predict the terms of any renewal of such agreements.

           On July 1, 1997, the British Crown Colony of Hong Kong reverts to the People's Republic of China. As negotiations relating to a new bilateral textile agreement with China, effective January 1, 1997, have not been concluded, it is uncertain how Hong Kong textile quota will be viewed in relation to Chinese textile quota. If the United States should determine that goods produced in Hong Kong would be subjected to Chinese quota, such a determination would adversely affect any contingency plans of the Company to lessen the impact of punitive measures taken by the U.S. with respect to Chinese quota, to the extent that such contingency plans are premised on the shifting of production or assembly of the products from China to Hong Kong.

           In addition, over the past several years (including 1996), the Office of the United States Trade Representative has conducted and may in the future conduct investigations relating to China's trade policies and practices. While previous investigations were resolved without resort to retaliatory trade sanctions against China by the United States, an unfavorable resolution of any future investigation could result in the imposition of retaliatory trade sanctions against China and on products imported from China, including punitive duties, fees or restrictions on certain Chinese products, including products manufactured by the Company in China.

           Legislation implementing the Uruguay Round of the General Agreement on Tariffs and Trade was signed by President Clinton in late 1994. Among other provisions, it contained a section which amended the rules of origin applicable to textile and textile products, effective with respect to goods entered or withdrawn from warehouse for consumption on or after July 1, 1996. Regulations implementing these changes took effect on that date. In general, and with specified exceptions, the statute and regulations provide that most textile apparel articles will be considered to originate in the country in which they are wholly assembled. In many cases, this represents a change from the manner in

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES
       CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


        which country of origin had been determined, which in many instances, was based on where the components were cut. The Company cannot now predict to what extent the new rules concerning country of origin will change import trade patterns or how it will impact upon quota usage from exporting countries.

           The Company is a party to various claims, legal actions, and complaints arising in the ordinary course of business. In the opinion of the Company's management, all such matters are without merit or involve such amounts in which an unfavorable disposition would not have a material effect on the consolidated financial statements of the Company.

8.      SUBSEQUENT EVENT

           Because the Company had incurred losses from operations and has been incurring net losses, there has been insufficient liquidity, as required by its credit agreement with its senior lender, Foothill Capital Corporation ("Foothill"), to allow the Company to pay required monthly installments of principal to its group of four banks that rank junior to Foothill. In addition, as of November 30, 1996, the Company was not in compliance with certain financial covenants under the Foothill Credit Agreement for which the Company has received a waiver from Foothill (see
        Note 5 for discussion). The Company is projecting losses from operations for the remainder of fiscal 1997, which would result in its non-compliance with the financial covenants under its credit agreement with Foothill. The combination of these factors raises substantial doubt about the Company's ability to continue as a going concern. The Company's independent public accountants had issued a going concern opinion for the year ended May 31, 1996. As described above, the conditions leading to that opinion continue to exist. In response to these conditions, in the fourth quarter of fiscal 1996 the Company engaged Arthur Andersen Worldwide - Corporate Finance as its financial advisor to explore options including alliances with other companies, an infusion of capital into the Company, the sale or merger of the Company, or any combination of the foregoing.

           On September 25, 1996, the Company signed a purchase agreement (the "Purchase Agreement") with an affiliate of Sun Capital Partners, Inc. ("Sun Capital"), a merchant banking and investment banking firm located in West Palm Beach, Florida. On November 18, 1996, Sun Capital and the Company entered into an amendment to the Purchase Agreement that, among other things, amended the no-shop provisions of the Purchase Agreement to allow the Company to negotiate with other potential investors and purchasers without incurring a break-up fee. Effective January 14, 1997, the Company and Sun Capital terminated the Purchase Agreement. The Company is currently conducting negotiations with respect to a transaction with another potential purchaser. There can be no assurance that the Company will consummate the transaction currently being negotiated or any transaction for the sale of, or investment of capital into, the Company.

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES
       CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


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

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



General

        The following discussion provides information and analysis of the Company's results of operations for the six month period ended November 30, 1996, and its liquidity and capital resources. The following discussion and analysis should be read in conjunction with the Unaudited Consolidated Financial Statements included elsewhere herein.

        Because a substantial amount of the Company's products are manufactured in The People's Republic of China ("China"), the loss of "most-favored-nation" ("MFN") trading status for China would have, and the conditional granting of MFN trading status for China or the imposition of retaliatory trade sanctions against China involving the Company's products could have a material adverse effect on the Company, resulting from significantly higher rates of duty and other trade sanctions imposed on goods originating in China.

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

        In January 1994, the United States and China entered into a three year bilateral textile agreement expiring December 31, 1996. Among other things, the agreement reduced by 13% China's market access for certain cotton, wool, man-made fiber, silk blend and other vegetable fiber textiles and textile products exported to the United States and permits the United States to impose significant penalties for transshipment violations. Such penalties include the assessment of "transshipment charges" against the restraint levels of affected categories which could result in such levels filling more rapidly or becoming fully utilized with little or no advance notice. Pursuant to the bilateral textile agreement, such transshipment charges have, on occasion, been applied by the United States. In addition, a separate agreement between the United States and China was reached which, for the first time, subjected to quota limitations,

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



China's exports of apparel containing 70% or more by weight of silk. This agreement was effective with respect to goods produced or manufactured in China and exported to the United States during the period from April 1, 1994 through December 31, 1996. Previously, these products had not been subjected to quota limitations. Negotiations with respect to these expiring agreements are underway. The Company cannot predict the terms of any renewal of such agreements.

        On July 1, 1997, the British Crown Colony of Hong Kong reverts to the People's Republic of China. As negotiations relating to a new bilateral textile agreement with China, effective January 1, 1997, have not been concluded, it is uncertain how Hong Kong textile quota will be viewed in relation to Chinese textile quota. If the United States should determine that goods produced in Hong Kong would be subjected to Chinese quota, such a determination would adversely affect any contingency plans of the Company to lessen the impact of punitive measures taken by the U.S. with respect to Chinese quota, to the extent that such contingency plans are premised on the shifting of production or assembly of the products from China to Hong Kong.

        In addition, over the past several years (including 1996), the Office of the United States Trade Representative has conducted and may in the future conduct investigations relating to China's trade policies and practices. While previous investigations were resolved without resort to retaliatory trade sanctions against China by the United States, an unfavorable resolution of any future investigation could result in the imposition of retaliatory trade sanctions against China and on products imported from China, including punitive duties, fees or restrictions on certain Chinese products, including products manufactured by the Company in China.

        Legislation implementing the Uruguay Round of the General Agreement on Tariffs and Trade was signed by President Clinton in late 1994. Among other provisions, it contained a section which amended the rules of origin applicable to textile and textile products, effective with respect to goods entered or withdrawn from warehouse for consumption on or after July 1, 1996. Regulations implementing these changes took effect on that date. In general, and with specified exceptions, the statute and regulations provide that most textile apparel articles will be considered to originate in the country in which they are wholly assembled. In many cases, this represents a change from the manner in which country of origin had been determined, which in many instances, was based on where the components were cut. The Company cannot now predict to what extent the new rules concerning country of origin will change import trade patterns or how it will impact upon quota usage from exporting countries.

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

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations
Second Quarter Fiscal 1996 Compared to Second Quarter Fiscal 1995

        Net sales of $13.9 million for the three months ended November 30, 1996 decreased by $.9 million (6.3%) compared to net sales of $14.8 million for the three months ended November 30, 1995. This decrease is primarily attributable to reduced sales for evening wear products due to the soft economy in the apparel industry.

        Cost of sales for the three months ended November 30, 1996 was $8.7 million, or 62.3% of net sales compared to $9.4 million, or 63.2% of net sales for the three months ended November 30, 1995. Gross profit for the three months ended November 30, 1996 was $5.2 million, or 37.7% of net sales, compared to $5.5 million, or 36.8% of net sales for three months ended November 30, 1995. The decrease in gross profit dollars was primarily due to the decrease in sales volume described above.

        Selling, general and administrative expenses were $4.8 million, or 34.3% of net sales for the three months ended November 30, 1996, compared to $5.4 million, or 36.5% of net sales for the three months ended November 30, 1995. The lower selling, general and administrative expenses for the three months ended November 30, 1996 are primarily attributable to decreases in salary expenses, advertising, rent and occupancy.

        Operating income was $.5 million or 3.4% of net sales for the three months ended November 30, 1996 compared to $.1 million or .3% of net sales for the three months ended November 30, 1995. This increase in operating income was primarily attributable to the reduced selling, general, and administrative expenses described above.

        Interest expense for the three months ended November 30, 1996 was $.6 million, or 4.4% of net sales compared to $.7 million, or 4.6% of net sales for the three months ended November 30, 1995.

        As a result of the factors described above, the Company had a loss before income taxes of $(.1) million, or (1.0)% of net sales during the three months ended November 30, 1996, compared to a loss before income taxes of $(.6) million, or (4.3)% of net sales for the three months ended November 30, 1995.

        As a result of the factors described above, the Company had a net loss of $(.1) million ($.02 per share) for the three months ended November 30, 1996 compared to a net loss of $(.6) million (or $.10 per share) for the three months ended November 30, 1995.

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Results of Operations
Six months  Ended  November 30, 1996  Compared to Six months Ended  November 30,
1995

        Net sales of $25.4 million for the six months ended November 30, 1996 decreased by $3.1 million (10.7%) below net sales of $28.5 million for the six months ended November 30, 1995. This decrease is primarily attributable to reduced sales for evening wear products due to the soft economy in the apparel industry.

        Cost of sales for the six months ended November 30, 1996 was $15.6 million, or 61.2% of net sales compared to $17.3 million, or 60.7% of net sales for the six months ended November 30, 1995. Gross profit for the six months ended November 30, 1996 was $9.9 million, or 38.8% of net sales, compared to $11.2 million or 39.3% of net sales for the six months ended November 30, 1995. The decrease in gross profit dollars was primarily due to the decrease in sales volume described above.

        Selling, general and administrative expenses of $ 9.8 million or 38.6% of net sales for the six months ended November 30, 1996 compared to $10.7 million, or 37.3% for the six months ended November 30, 1995. The lower selling, general and administrative expenses for the six months ended November 30, 1996 are primarily attributable to decreases in salary expenses, advertising, rent and occupancy.

        Operating income of $.1 million or .2% of net sales for the six months ended November 30, 1996 compared to $.6 million or 2.0% of net sales for the six months ended November 30, 1995. This decrease in operating income was primarily attributable to the reduced sales and gross profit dollars described above.

        Interest expense of $1.2 million or 4.6% of net sales for the six months ended November 30, 1996 compared to $ 1.3 million, or 4.5% of net sales for the six months ended November 30, 1995.

        As a result of the factors described above, the Company had a loss before income taxes of $(1.1) million, or (4.4)% of net sales during the six months ended November 30, 1996, compared to a loss before taxes of $(.7) million, or (2.5)% of net sales for the six months ended November 30, 1995.

        As a result of the factors described above, the Company's net loss was $(1.1) million (or $.17 per share) for the six months ended November 30, 1996 compared to a net loss of $(.7) million (or $.11 per share) for the six months ended November 30, 1995.

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

        At November 30, 1996, the Company had an increase in cash flows from operating activities of $.1 million. This increase resulted primarily from a net loss of $1.1 million for the six months then ended and a net increase in receivables of $1.2 million, offset by a net decrease in Inventory of $2.3 million for the six months then ended. The Company's level of cash flows from operating activities varies from quarter to quarter due to the seasonality of its business.

        In regard to cash flows from investing activities, during the first six months of fiscal 1996 and 1995, the Company spent approximately $.1 million on capital improvements and replacement expenditures in each period. Capital improvements and replacements for the full fiscal 1997 year are expected to approximate $.3 million.

        Cash flows from financing activities increased by $.2 million resulting primarily from increased borrowings under the Company's revolving credit facilities.

        Because the Company had incurred losses from operations and has been incurring net losses, there has been insufficient liquidity, as required by its credit agreement with its senior lender, Foothill Capital Corporation ("Foothill"), to allow the Company to pay required monthly installments of principal to its group of four banks that rank junior to Foothill. In addition, as of November 30, 1996, the Company was not in compliance with certain financial covenants under the Foothill Credit Agreement for which the Company has received a waiver from Foothill (see Note 5 for discussion). The Company is projecting losses from operations for the remainder of fiscal 1997, which would result in its non-compliance with the financial covenants under its credit agreement with Foothill. The combination of these factors raises substantial doubt about its ability to generate sufficient cash to support its operations. The Company's independent public accountants had issued a going concern opinion for the year ended May 31, 1996. As described above, the conditions leading to that opinion continue to exist. The Company's ability to continue as a going concern is dependent upon plans to restructure debt, to reduce or delay expenditures, or to increase ownership equity as discussed in Note 8 of Notes to Consolidated Financial Statements. The Company believes that the contemplated transaction with a potential purchaser of the Company as discussed in Note 8, as well as funds generated by operations (i.e. management's ability to reduce the net losses), the availability of credit under the revised credit facility coupled with reduced inventory levels will contribute to meeting the Company's working capital, letter of credit and capital expenditure requirements for the foreseeable future. (See Note 5 for further discussion of the revised credit facility.) There can be no assurance that the Company will consummate a transaction with an investor or purchaser.

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION



           Item 6.         Exhibits and Reports on Form 8-K


           (a)             Exhibits:

           10.20 Amendment to Note and Common Stock Purchase Agreement, dated November 18, 1996, by and among Registrant, The He-Ro Group, Inc., Vasiliki Della Pasvantidou Rounick, individually and as the Executrix of the Estate of Herbert Rounick, and Sun Investment
                           Partnership I, Ltd.

           27.             Financial Data Schedule.



           (b)             Reports on Form 8-K:

                           None

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, The He-Ro Group, Ltd. has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date:        January 13, 1997            THE HE-RO GROUP, LTD.
                                             (Registrant)


                                         By: /s/ DELLA ROUNICK
                                             -----------------
                                             Della Rounick
                                             Co-Chairman of the Board
                                             of Directors and Chief
                                             Executive Officer


Date:        January 13, 1997


                                             /s/ SAM D. KAPLAN
                                             -----------------
                                             Sam D. Kaplan
                                             Chief Financial Officer
                                             and Secretary
                                             (Principal Financial and
                                              Accounting Officer)

                                INDEX TO EXHIBITS
                                       TO
                              THE QUARTERLY REPORT
                                  ON FORM 10-Q
                     FOR THE QUARTER ENDED NOVEMBER 30, 1996
                                       OF
                              THE HE-RO GROUP, LTD.



Exhibit                                                            Sequentially
  No.             Description                                      Numbered Page
-------           -----------                                      -------------

 3.1 Restated Certificate of Incorporation of Registrant. Incorporated by reference to
                  Exhibit 3.1 of Registrant's Annual Report on
                  Form 10-K for the year ended May 31, 1995
                  ("Registrant's 1995 10-K").

 3.2 Bylaws of Registrant, as amended. Incorporated by reference to Exhibit 3.2 of Registrant's
                  1995 10-K.

 3.3              Specimen Certificate for Common Stock of
                  Registrant.  Incorporated by reference to
                  Exhibit 3.3 of Registrant's 1995 10-K.

 10.1 Lease dated December 20, 1990, between Hartz Mountain Industries, Inc. and The He-Ro Group, Inc. relating to the premises located at 35 Enterprise Avenue, Secaucus, New Jersey. Incorporated by reference to Exhibit 10.1 of Registrant's 1995 10-K.

 10.2 Sublease dated May 24, 1994 between The He-Ro Group, Inc. (as sublessor) and USA Cargo Distribution Center (as sublessee) relating to the premises located at One American Way, Secaucus, New Jersey. Incorporated by reference to Exhibit 10.2 of the Registrant's 1995 10-K.

 10.3 Lease dated September 21, 1994, between The Louis Adler Realty Company and H.R.I., Inc. relating to the premises located at 550 Seventh Avenue, New York, New York. Incorporated by reference to Exhibit 10.3 of Registrant's 1995 10-K.

Exhibit                                                            Sequentially
  No.             Description                                      Numbered Page
-------           -----------                                      -------------

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

 10.8.1 Letter Agreement dated December 15, 1995, from Oleg Cassini, Inc. to the He-Ro Group, Inc., amending the Cassini License. Incorporated by reference to Exhibit 10.8.1 of Registrant's Annual Report on Form 10-K for the year ended May 31, 1996 ("Registrant's 1996 10-K").

 10.9 Fourth Amended and Restated Revolving Credit Agreement dated as of May 15, 1995, by and among The He-Ro Group, Inc., and Marine Midland Bank, N.A., as agent, The Chase Manhattan Bank, The Hongkong and Shanghai Banking Corporation Limited and ABN AMRO Bank N.V. Incorporated by reference to Exhibit
                  10.9 of Registrant's 1995 10-K.

Exhibit                                                            Sequentially
  No.             Description                                      Numbered Page
-------           -----------                                      -------------

 10.10            Loan and Security Agreement dated as
                  of May 12, 1995, by and between The
                  He-Ro Group, Ltd. and certain of its
                  subsidiaries and Foothill Capital
                  Corporation.  Incorporated by
                  reference to Exhibit 10.10 of
                  Registrant's 1995 10-K.

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

 10.12            1991 Stock Option Plan. Incorporated
                  by reference to Exhibit 10.12 of
                  Registrant's 1995 10-K.

 10.13            1992 Outside Director Stock Option
                  Plan.  Incorporated by reference to
                  Exhibit 10.13 of Registrant's 1995
                  10-K.

 10.14            1993 Outside Director Stock Option
                  Plan.  Incorporated by reference to
                  Exhibit 10.14 of Registrant's 1995
                  10-K.

 10.15            Amended and Restated 1994 Outside
                  Director Stock Option Plan.
                  Incorporated by reference to Exhibit
                  10.15 of Registrant's 1996 10-K.

 10.16            Employment Agreement dated May 14,
                  1993 by and between Allan R. Bogner
                  and The He-Ro Group, Ltd.  (the
                  "Bogner Employment Agreement").
                  Incorporated by reference to Exhibit
                  10.16 of Registrant's 1995 10-K.

 10.17            Letter dated June 1, 1994 from the
                  He-Ro Group, Ltd. to Allan R. Bogner
                  relating to Bogner Employment
                  Agreement.  Incorporated by
                  reference to Exhibit 10.17 of
                  Registrant's 1995 10-K.

Exhibit                                                            Sequentially
  No.             Description                                      Numbered Page
-------           -----------                                      -------------

 10.18            Settlement Agreement dated November
                  30, 1995, between Allan R. Bogner
                  and the Registrant.  Incorporated by
                  reference to Exhibit 10.18 of
                  Registrant's Quarterly Report on
                  Form 10-Q for the quarter ended
                  February 29, 1996.

 10.19            Note and Common Stock Purchase
                  Agreement dated as of September 25,
                  1996, by and among Registrant, The
                  He-Ro Group, Inc., Vasiliki Della
                  Pasvantidou Rounick, individually
                  and as the Executrix of the Estate
                  of Herbert Rounick, and Sun
                  Investment Partnership I, Ltd.
                  Incorporated by reference to Exhibit
                  10.19 of Registrant's Quarterly Report
                  on Form 10-Q for the quarter ended
                  August 31, 1996.

*10.20            Amendment to Note and Common Stock
                  Purchase Agreement, dated November
                  18, 1996, by and among Registrant,
                  The He-Ro Group, Inc., Vasiliki
                  Della Pasvantidou Rounick,
                  individually and as the Executrix of
                  the Estate of Herbert Rounick, and
                  Sun Investment Partnership I, Ltd.

 21.1             Subsidiaries of the Registrant.
                  Incorporated by reference to Exhibit
                  21.1 of Registrant's 1995 10-K.

*27.              Financial Data Schedule





* Filed herewith.

                                 EXHIBIT 10.20

                                    Amendment
                                       to
                    Note and Common Stock Purchase Agreement



     Amendment dated November 18, 1996, to that certain Note and Common Stock Purchase Agreement dated as of September 25, 1996 (the "Purchase Agreement"), by and among The He-Ro Group, Ltd., The He-Ro Group, Inc., Vasiliki Della Pasvantidou Rounick ("Rounick") individually and as Executrix of the Estate of Herbert Rounick (the "Estate"), the Estate and Sun Investment Partnership I, Ltd. (the "Purchaser").

     WHEREAS, the parties hereto have agreed to revise the terms of the Purchase Agreement to allow the Company to pursue alternative strategic alliances while the Purchase Agreement is still in effect and to allow the Purchaser during this period to continue pursuing a Financing Commitment; and

     WHEREAS, the parties agree that until the Financing Commitment is obtained, the requirements of the Company pursuant to the Purchase Agreement to obtain the Purchaser's approval in connection with certain operations and management of the Company will be removed; and

     WHEREAS, the parties also agree to revise the Purchase Agreement to delete the imposition of a Termination Fee and all references thereto;

     WHEREAS, the Company has agreed to reimburse Sun for its expenses in accordance with the schedule annexed hereto;

     NOW, THEREFORE, the parties hereto agree as follows:

     1. Definitions. All capitalized terms used in this Amendment, unless expressly defined, shall have the same meanings ascribed to such terms in the Purchase Agreement.

     2. Amendments. Each of the undersigned hereby agrees that the Purchase Agreement shall be hereby amended as follows:

          A. Section 4.13 (Exclusivity) is hereby deleted in its entirety

          B. Except for the first sentence of Section 11.3, Section 11.3 (Certain Termination Fees) is hereby deleted in its entirety.

          C. All references in the Purchase  Agreement to the  Termination  Fee,
     Section 11.3 (other than the first sentence thereof) or Section 4.13 are hereby deleted.

          D. Section 4.17 is hereby amended to delete subclauses  (viii),  (ix),
     (x), (xi), (xiv), (xv) and (xx) therefrom until such time as the Purchaser obtains a Financing Commitment.

          E. Section 11.1 (Termination) is hereby amended as follows:

               Section 11.1 is hereby deleted in its entirety and the following shall be substituted therefor:

               "11.1 Termination. This Agreement may be terminated at any time upon ten (10) days' written termination notice (the "Termination Notice") from any of the Company, Rounick or the Purchaser."

          F. Section 11.2 (Effect of Termination) is hereby deleted in its entirety and the following shall be substituted therefor:

               "11.2 Effect of Termination. In the event of termination of this Agreement as provided above, this Agreement shall forthwith become of no further effect (except as set forth in Sections 14.5, 14.9 and
          14.10 hereof, which shall survive the termination) and as of the date that such Termination Notice is sent: (a) each of Purchaser, its officers, directors, stockholders, affiliates, agents, predecessors, servants, employees, and the heirs, successors, assigns and legal representatives of each (the "Purchaser-Releasor"), shall hereby release, remise, quitclaim and give up to Rounick, the Estate, He-Ro and the Company and its officers, directors, stockholders, affiliates, agents, servants, employees, and the predecessors, heirs, assigns, successors and legal representatives of each, and all those is privity with them, and any other person, firm or corporation legally responsible (the "Company-Releasee"), of and from any and all rights, claims, demands, actions or causes of action which Purchaser-Releasor has or may claim to have from the beginning of time arising out of or relating to the Purchase Agreement, except that the foregoing Release expressly does not release the Company from payment of the Expenses pursuant to the terms provided in this Amendment; and, (b) each of Rounick, the Estate, He-Ro and the Company, its officers, directors, stockholders, affiliates, agents, predecessors, servants, employees, and the heirs, successors, assigns and legal representatives of each (the "Company-Releasor"), shall hereby release, remise, quitclaim and give up to Purchaser its officers, directors, stockholders, affiliates, agents, servants, employees, and the predecessors, heirs, assigns, successors and legal representatives of each, and all those is privity with them, and any other person, firm or corporation legally responsible (the "Purchaser-Releasee"), of and from any and all rights, claims, demands, actions or causes of action which Company- Releasor has or may claim to have from the beginning of time arising out of or relating to the Purchase Agreement. Upon request therefor, each party shall redeliver all documents, work papers and other material of any other party relating to the transactions contemplated hereby, whether obtained before or after the execution hereof, to the party furnishing same."

     3. Expenses. The Company shall reimburse the Purchaser for its remaining expenses in accordance with the first sentence of Section 11.3 in the amount of $86,769.11 (the "Expenses") payable by wire transfer as follows: $40,000 upon execution of this Amendment, $15,000 on or prior to December 6, 1996, $15,000 payable on or prior to December 12, 1996 and the balance ($16,769.11) payable on or prior to December 19, 1996. Purchaser acknowledges and agrees that such payment shall be in full satisfaction of all fees and expenses due and owing by the Company under the Purchase Agreement, and the Company shall not be further obligated to pay for any additional expenses under the terms of the Purchase Agreement after the date hereof unless otherwise agreed to by the Company in writing. The Company acknowledges and agrees that the Purchaser's agreement to the Amendments set forth in Section 2 hereof is conditioned upon full payment of the Expenses, and that if the Company does not pay the Expenses as set forth in this Section 3, the Purchaser shall have the right, unilaterally, to terminate this Amendment upon five (5) business days' written notice to the Company, and upon termination, Purchaser and the Company will have all of their rights and remedies as set forth in the Purchase Agreement, exclusive of this Amendment.

     4. Full Force and Effect of Purchase Agreement. Except as set forth in this Amendment, the Purchase Agreement remains in full force and effect.

     5. Effective Date. This Amendment shall be deemed effective as of the date hereof upon execution of this Amendment by all of the parties hereto.

     6.  Counterparts.   This  Amendment  may  be  executed  in  any  number  of
counterparts, each of which shall be an original and all of which shall constitute one agreement.

     IN WITNESS WHEREOF, the undersigned has executed this Amendment on the day and year first above written.

                                The He-Ro Group, Ltd.
                                The He-Ro Group, Inc.

                                By:  /s/ Della Rounick
                                -------------------------------------------
                                     Name:      Della Rounick
                                     Title:     Chief Executive Officer
                                                and Co-Chairman of the Board


                                Sun Investment Partnership I, Ltd.

                                By:  /s/ Marc Leder
                                -------------------------------------------
                                     Name:      Marc Leder
                                     Title:     Managing Director


                               Estate of Herbert Rounick

                                By:  /s/ Vasiliki Della Pasvantidou Rounick
                                -------------------------------------------
                                     Name:      Vasiliki Della Pasvantidou
                                                Rounick
                                     Title:     Executrix


                                     /s/ Vasiliki Della Pasvantidou Rounick
                                -------------------------------------------
                                Vasiliki Della Pasvantidou Rounick
                                Individually

STATE OF NEW YORK       )
                        :  ss.:
COUNTY OF NEW YORK      )

                  On the day of November, 1996, before me personally appeared DELLA ROUNICK, to me known, who being by me duly sworn, did depose and say that she is the Chief Executive Officer and Co-Chairman of the Board of The He-Ro Group, Ltd. and The He-Ro Group, Inc., the corporation(s) described in and which executed the foregoing document, and that she signed her name thereto by order the Board of Directors of said corporation.


                                  --------------------
                                  Notary Public


STATE OF OF FLORIDA    )
                       :  ss.:
COUNTY OF              )

                  On the day of November, 1996, before me personally appeared MARC LEDER to me known, who being by me duly sworn, did depose and say that he is the Managing Director of Sun Investment Partnership I, Ltd., the corporation(s) described in and which executed the foregoing document, and that he signed his name thereto by order of the Board of Directors of said corporation.


                                  --------------------
                                  Notary Public


STATE OF NEW YORK     )
                      :  ss.:
COUNTY OF NEW YORK    )

                  On the day of November, 1996, before me personally appeared DELLA VASILIKI PASVANTIDOU ROUNICK, individually and as Executrix of the Estate of Herbert Rounick, to me known, who being by me duly sworn, did depose and say that she is the person described in and who executed the foregoing document.


                                  --------------------
                                  Notary Public