Form 10-Q
period 1997-02-28
HE RO GROUP LTD
filed 1997-04-14
CIK 875043

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-10860

                              THE HE-RO GROUP, LTD.


             (Exact name of registrant as specified in its charter)

              Delaware                                 13-3615898
              --------                                 ----------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)

         550 Seventh Avenue
           New York, NY                                    10018
           ------------                                    -----
       (Address of principal                             (Zip Code)
         executive offices)

                                 (212) 840-6047
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding at
       Class of Common Stock                            April 11,1997
       ---------------------                           --------------
          $.01 par value                                  6,717,333

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES


Index


PART I.FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets
         February 28, 1997 and May 31, 1996.........................      3

         Consolidated Statements of Income
         Three and Nine Months Ended February 28, 1997 and
         February 29, 1996..........................................      4

         Consolidated Statements of Changes in Stockholders' Equity
         Nine Months Ended February 28, 1997 and
         February 29, 1996..........................................      5

         Consolidated Statements of Cash Flows
         Nine Months Ended February 28, 1997 and
         February 29, 1996..........................................      6

         Condensed Notes to Consolidated Financial Statements.......    7-12

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations........................   13-18

PART II. OTHER INFORMATION..........................................      19

                      THE HE-RO GROUP,LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                   February 28,      May 31,
                                                       1997           1996
                                                   ------------      -------
                                                    (unaudited)
ASSETS

CURRENT ASSETS:
     Cash.........................................     $   457        $   405
     Accounts receivable:
        Trade, net of allowances for doubtful
        accounts of $350 (February), $300 (May)...       4,097          1,648
     Suppliers and other..........................       3,445          2,991
                                                       -------        -------
                                                         7,542          4,639
     Inventory....................................      13,946         15,029
     Other current assets.........................         970            493
                                                       -------        -------
            Total current assets..................      22,915         20,566
                                                       -------        -------
FIXED ASSETS - at cost, net of accumulated
     depreciation and amortization................       1,135          2,424
OTHER ASSETS...................................          1,394          1,633
                                                       -------        -------
                                                       $25,444        $24,623
                                                       =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Bank loans...................................     $ 7,854        $ 5,977
     Current maturities of long-term debt.........     $ 2,750          2,600
     Accounts payable.............................       8,172          5,981
     Accrued expenses and other current
        liabilities...............................       2,728          1,888
                                                       -------        -------
            Total current liabilities.............      21,504         16,446
                                                       -------        -------

Subordinated Notes and Obligations Payable -
     stockholder..................................       5,296          5,296
                                                       -------        -------

Long-term debt, net of current maturities......            -              150
                                                       -------        -------


STOCKHOLDERS' EQUITY (DEFICIENCY):
     Preferred stock, $.01 par value; 1,000,000
        authorized shares; no shares outstanding..         -              -
 Common stock, $.01 par value; 25,000,000
        authorized shares; issued and outstanding
        6,717,333 shares..........................          67             67
     Additional paid-in capital...................      40,166         40,166
     Retained earnings (deficiency)...............      (1,589)       (37,502)
                                                       -------         ------
            Total stockholders' equity (deficiency      (1,356)         2,731
                                                       -------         ------
                                                       $25,444        $24,623
                                                       =======        =======

The accompanying condensed notes are an integral part of these consolidated statements.

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)

                                   (UNAUDITED)


                                             Three Months Ended                     Nine Months Ended
                                             ------------------                     -----------------
                                      February 28         February 29        February 28         February 29
                                          1997                1996               1997                1996
                                          ----                ----               ----                ----

Net sales............................    $9,648             $12,278            $35,129             $40,827

Cost of sales........................     6,033               7,635             21,632              24,955
                                         ------               -----             ------              ------

   Gross profit......................     3,615               4,643             13,497              15,872

Operating Expenses...................

   Selling, general and administrative
   expenses..........................     4,725               5,003             14,564              15,666

   Restructuring charges.............     1,300                 -                1,300                 -
                                         ------              ------             ------              ------
                                          6,025               5,003             15,864              15,666
                                         ------              ------             ------              ------

Operating income (loss).............     (2,410)               (360)            (2,367)                206

Interest expense....................        554                 607              1,720               1,903
                                          -----              ------              -----               -----

   Loss before income taxes..........    (2,964)               (967)            (4,087)             (1,697)

Provision for income taxes..........        -                   -                  -                   -
                                          -----               -----              -----               -----

   Net loss.........................    $(2,964)             $ (967)           $(4,087)            $(1,697)
                                         =======             =======           --------            --------


Net loss per common share..........      $(0.44)            $ (0.14)           $ (0.61)            $ (0.25)
                                         =======            --------           ========            --------

Weighted average shares outstanding.      6,717               6,717              6,717               6,717
                                         =======            ========           ========            ========



The accompanying condensed notes are an integral part of these consolidated statements.

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (In thousands)

                                   (UNAUDITED)



                                                                                                       Total
                                      Common Stock            Additional         Retained          Stockholders'
                                    No. of                      Paid-in          Earnings             Equity
                                    Shares      Amount          Capital       (Deficiency)         (Deficiency)
                                    ------      ------          -------        ----------           ----------


Balance, May 31, 1995               6,717         $67           $40,166          $(33,574)            $ 6,659

Net loss                                                                           (1,697)             (1,697)

Balance, February 29, 1996          6,717         $67           $40,166          $(35,271)             $4,962
                                    =====         ===           =======          ========              ======


Balance, May 31, 1996               6,717         $67           $40,166          $(37,502)            $ 2,731

Net loss                                                                           (4,087)             (4,087)

Balance, February 28, 1997          6,717         $67           $40,166          $(41,589)            $(1,356)
                                    =====         ===           =======          ========             =======



The accompanying condensed notes are an integral part of these consolidated statements.

                     THE HE-RO GROUP, LTD., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (UNAUDITED)

                                                                      Nine months Ended
                                                                      -----------------
                                                            February 28              February 29
                                                                1997                     1996
                                                                ----                     ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss........................................         $(4,087)                 $ (1,697)
                                                              -------                  --------
     Adjustments to reconcile pro forma net
        loss to net cash provided by (used in)
        operating activities:
        Depreciation and amortization................             653                       810
        Loss on disposition of fixed assets..........             724                        50
        Amortization of deferred finance costs.......             239                       204

(Increase) decrease in assets:
     Trade receivables..............................           (2,449)                   (2,910)
     Other receivables..............................             (454)                     (107)
     Inventories....................................            1,083                     1,137
     Other current assets...........................             (477)                       34
Increase (decrease) in liabilities:
     Accounts payable...............................            2,191                      (195)
     Accrued expenses and other current liabilities.              840                      (496)
                                                                 ----                   -------
     Total adjustments..............................            2,350                    (1,473)
                                                               ------                   -------
        Net cash used in operating
        activities..................................           (1,737)                   (3,170)
                                                               ------                   -------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of fixed assets....................              (88)                      (57)

     (Increase)Decrease in other assets.............               40                        37
                                                               ------                   -------
        Net cash used in investing activities.......              (48)                      (20)
                                                               ------                   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in bank loans..............            1,877                     3,216
     Deferred finance costs.........................              (40)                     (115)
                                                               ------                   -------
            Net cash provided by financing
            activities..............................            1,837                     3,101
                                                               ------                   -------

NET INCREASE (DECREASE) IN CASH.....................               52                       (89)
CASH, beginning of period...........................              405                       809
                                                               ------                   -------
CASH, end of period.................................            $ 457                   $   720
                                                                =====                   =======


The accompanying condensed notes are an integral part of these consolidated statements.

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES
              Condensed Notes To Consolidated Financial Statements
                                   (UNAUDITED)

                                February 28, 1997

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

             The financial information as of and for the nine months ended February 28, 1997 and February 29, 1996 has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The foregoing interim results are not necessarily indicative of the results of operations for the full year ending May 31, 1997.


2.       RESTRUCTURING CHARGES

             In February 1997, at a Special Meeting of the Company's Board of Directors, as part of its ongoing cost cutting efforts, the Board adopted a restructuring plan in connection with the subletting of the Company's domestic warehouse and distribution center, administrative offices and retail store which are currently located in a single leased facility in Secaucus, New Jersey, and in March, 1997 the Company entered into a sublease with Harve Benard with respect to such facility. Because the Company has downsized its operation to its core eveningwear business as a result of a restructuring plan adopted by the Board in October, 1993, the Company's current operations no longer justify the use of the more expansive facilities located in Secaucus, New Jersey. Accordingly, the Company plans to relocate its administrative offices and retail store to smaller leased space in Secaucus, and utilize an independent third party for the distribution and warehousing of inventory. As a result of the foregoing, the restructuring charge for the nine months ended February 28, 1997 is $1.3 million, of which $0.8 million reflects losses due to the abandonment of certain fixed assets and leasehold improvements and $0.5 million of costs related to the loss incurred by the Company due to the lower rent payable by the sublessee and other expenses related to the sublet. The Company's sublet of its Secaucus facilities and move to new space will be effected during June, 1997.

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES
       Condensed Notes To Consolidated Financial Statements - (continued)
                                   (UNAUDITED)


3.       INVENTORY

             Inventory is stated at the lower of cost (first-in, first-out) or market, and at February 28, 1997 was calculated using the gross profit method.
                                                       (In Thousands)
                                              February 28,              May 31,
                                                  1997                   1996
                                               -----------              ------
                                               (UNAUDITED)

        Finished goods.......................      $10,146             $10,647
        Raw materials........................        3,800               4,382
                                                   -------              ------

                                                   $13,946             $15,029
                                                   -------             =======

4.      FIXED ASSETS

        Fixed assets consist of the following:
                                                       (In Thousands)
                                              February 28,              May 31,
                                                  1997                   1996
                                               ----------               ------
                                               (UNAUDITED)

        Machinery and equipment...............     $ 1,943             $ 3,115
        Furniture and fixtures................       2,536               2,979
        Leasehold improvements................       2,696               3,647
                                                   -------             -------
               7,175                                 9,741
        Less - Accumulated depreciation and
        amortization..........................       6,040               7,317
                                                   -------             -------
                                                   $ 1,135             $ 2,424
                                                   -------             =======

5.      RELATED PARTY TRANSACTIONS

           The Company has an investment of $798,000 in Great Projects Limited ("GPL"), a Hong Kong corporation. Fifty percent of GPL is owned by a subsidiary of the Company, and 25% is owned by each of two Hong Kong companies that are unaffiliated with the Company or its officers or directors. As of October 31, 1993, the partners agreed to discontinue the operations of GPL. In January 1996, liquidation proceedings in Hong Kong were commenced to wind up GPL. Included in accounts payable is $2,151,000 due to the foreign affiliate at February 28, 1997 and May 31, 1996. The Company does not expect any material impact on its results of operations due to the liquidation of GPL.

          Notes and obligations payable to the beneficial principal stockholder in the aggregate principal amount of $5,296,000 are subordinated to bank borrowing and bear interest varying from 8% to 12% per annum. These obligations are due upon demand but because these obligations are subordinated to the bank borrowing, the liability relating thereto has been classified as long-term. (See Note 9 for further discussion.)

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

           Interest on direct debt is payable at the prime rate (8.25% at February 28, 1997) plus 2 1/2% per annum. At February 28, 1997, the direct debt outstanding under the Foothill Credit Agreement was $7,854,000 and the Company was contingently liable for outstanding letters of credit of approximately $350,000.

           The Company's credit line with Foothill refinanced a substantial portion of the indebtedness previously outstanding from the Company to a group of four banks (the "Bank Group"). At February 28, 1997, the outstanding indebtedness of the Company to the Bank Group was $2,750,000 in the aggregate, evidenced by a term note to each bank with interest at 2% above the prime rate. The Company's indebtedness to the Bank Group is
        (i) subordinated to the Company's indebtedness to Foothill (ii) secured by a second lien on the domestic inventory and accounts receivable, among other collateral, and a first lien on the inventory located in Hong Kong and China, and (iii) subject to a mandatory prepayment of $100,000 for any month in which the Company's inventory in Hong Kong and China decrease below certain minimum thresholds. This loan is due and payable in monthly installments of principal ranging from $50,000 to $150,000 beginning August 1995, plus monthly interest payments, with the final payment due in June 1997. These payments are permitted under the Foothill Credit Agreement if certain liquidity standards are met. For the months ended December 1995 through March 1997, because these liquidity standards were not met, the Company was not permitted to pay the monthly installments of principal to the Bank Group, and accordingly was not in compliance with its credit agreement with the Bank Group. As a result of the foregoing and in connection with the contemplated transaction with a potential purchaser of the Company as discussed in
        Note 9, the Company will be seeking to refinance or revise its credit facilities with Foothill. Additionally, the Company has reached an agreement in principle with the Bank Group to settle their outstanding balance upon the closing of the transaction.

        As partial consideration for entering into the restated and amended credit agreement, warrants to purchase up to an aggregate of 250,000 shares of the Company's common stock at a price of $2.00 per share, previously granted to the Bank Group were extended for a one year term to September 17, 1999.

           The Company's credit agreements with Foothill and the Bank Group requires Della Rounick and the estate of Herbert Rounick, collectively, to own or control at least 51% of the Company's outstanding common stock. In addition, the more significant restrictive covenants as defined in the Foothill Credit Agreement are as follows:

        -  The minimum current ratio must equal:  1.0 to 1.0

        -  The maximum liabilities to net worth must equal: 38.0 to 1.0

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

           As of February 28, 1997, the Company was not in compliance with certain financial covenants under the Foothill Credit Agreement. The Company has received a waiver from Foothill relating to the foregoing non-compliance.


7.      SUPPLEMENTAL CASH FLOW INFORMATION

           Payments of income taxes were $41,000 and $10,000 for the nine months ended February 28, 1997 and February 29, 1996, respectively. Payments of interest during the corresponding periods were $1,354,000 and $1,732,000 respectively.

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

          In May 1996, President Clinton issued a Presidential Determination recommending the renewal of "most-favored-nation" trade status for China for the twelve months ending July 2, 1997. As has occurred in the last two years, in a break with previous years, the Presidential Determination did not recommend subjecting any future renewal of "most-favored-nation" trade status for China to various conditions, such as China's compliance with the 1992 bilateral agreement with the United States concerning prison labor and overall progress with respect to human rights, release and accounting of Chinese citizens imprisoned or detained for their political and religious beliefs, humane treatment of prisoners, protecting Tibet's religious and cultural heritage and permitting international radio and television broadcasts into China. Legislative attempts to defeat the Presidential Determination were unsuccessful during the 104th Congress. "Most-favored-nation" trade status was renewed effective July 1996 for an additional year. There is no assurance that the President will recommend the renewal of "most-favored-nation" trade status for China for the year commencing July 3, 1997 or thereafter or that Congress will not enact legislation denying or conditioning the grant of "most-favored-nation" trade status to China in the future or otherwise restricting the importation of goods from China. A bill was introduced into the House of Representatives in January of 1997 which would ban all entries or importations of Chinese origin articles unless the Secretary of the Treasury determines that the merchandise is not the product, growth or manufacture of forced labor.

           In February 1997, the United States and China entered into a four year bilateral textile agreement, covering certain cotton, wool, man-made fiber, silk blend and other vegetable fiber textiles and textile products, expiring December 31, 2000. Among other things, the agreement reduces China's export quotas with respect to fourteen (14) apparel and fabric categories and permits the United States to impose significant penalties for transshipment violations. Such penalties include the assessment of "transshipment charges" against the quota levels of affected categories which could result in such levels filling more rapidly or becoming fully utilized with little or no advance notice. Pursuant to the previous bilateral textile agreement with China, such transshipment charges have, on occasion, been applied by the United States. In addition, a separate agreement between the United States and China was reached which subjected to quota limitations China's exports of apparel containing 70% or more by weight of silk. This agreement was effective with respect to goods produced or manufactured in China and exported to the United States during the period from January 1, 1997 through December 31, 1997. This agreement replaced a substantially similar agreement which was in effect for goods so produced and exported to the United States from April 1, 1994 through December 31, 1996.

           On July 1, 1997, the British Crown Colony of Hong Kong reverts to the People's Republic of China. The United States has announced its agreement with China on the separate treatment of textile quotas for Hong Kong after reversion of such territory. Should the United States in the future determine that goods produced in Hong Kong would be subjected to Chinese quota, such a determination would adversely affect any contingency plans of the Company to lessen the impact of punitive measures taken by the U.S. with respect to Chinese quota, to the extent that such contingency plans are premised on the shifting of production or assembly of the products from China to Hong Kong.

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

9.      SUBSEQUENT EVENT

           Because the Company had incurred losses from operations and has been incurring net losses, there has been insufficient liquidity, as required by its credit agreement with its senior lender, Foothill Capital Corporation ("Foothill"), to allow the Company to pay required monthly installments of principal to its group of four banks that rank junior to Foothill. In addition, as of February 28, 1997, the Company was not in compliance with certain financial covenants under the Foothill Credit Agreement for which the Company has received a waiver from Foothill (see
        Note 6 for discussion). The Company is projecting losses from continued operations for the remainder of fiscal 1997, which would result in its non-compliance with the financial covenants under its credit agreement with Foothill. The combination of these factors raises substantial doubt about the Company's ability to continue as a going concern. The Company's independent public accountants had issued a going concern opinion for the year ended May 31, 1996. As described above, the conditions leading to that opinion continue to exist.

            On March 12, 1997, the Company announced that it had signed a purchase agreement with Oleg Cassini, Oleg Cassini, Inc. ("OCI") and Stonehill Investment Corporation ("Stonehill"), pursuant to which Mr. Cassini and Stonehill will invest $7,000,000 in the Company (of which $5,000,000 will be invested at the closing of the transactions contemplated in the purchase agreement, and an additional $1,000,000 will be invested at each of the first and second anniversaries of the closing), and OCI will contribute certain licensing income to the Company in connection with a licensing management agreement, for which they will  receive  80% of the  Company's  common  stock.  In  addition,
        Stonehill has negotiated to purchase the principal shareholder's subordinated note (see Note 6).

           In connection with the close of this transaction, the Company plans to establish revised financing arrangements.

           The transaction is subject to certain third party and regulatory approvals and certain other closing conditions. Consequently, there can be no assurance that the Company will consummate this transaction.

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

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



General

        The following discussion provides information and analysis of the Company's results of operations for the nine month period ended February 28, 1997, and its liquidity and capital resources. The following discussion and analysis should be read in conjunction with the Unaudited Consolidated Financial Statements included elsewhere herein.

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

        In May 1996, President Clinton issued a Presidential Determination recommending the renewal of "most-favored-nation" trade status for China for the twelve months ending July 2, 1997. As has occurred in the last two years, in a break with previous years, the Presidential Determination did not recommend subjecting any future renewal of "most-favored-nation" trade status for China to various conditions, such as China's compliance with the 1992 bilateral agreement with the United States concerning prison labor and overall progress with respect to human rights, release and accounting of Chinese citizens imprisoned or detained for their political and religious beliefs, humane treatment of prisoners, protecting Tibet's religious and cultural heritage and permitting international radio and television broadcasts into China. Legislative attempts to defeat the Presidential Determination were unsuccessful during the 104th Congress. "Most-favored-nation" trade status was renewed effective July 1996 for an additional year. There is no assurance that the President will recommend the renewal of "most-favored-nation" trade status for China for the year commencing July 3, 1997 or thereafter or that Congress will not enact legislation denying or conditioning the grant of "most-favored-nation" trade status to China in the future or otherwise restricting the importation of goods from China. A bill was introduced into the House of Representatives in January of 1997 which would ban all entries or importations of Chinese origin articles unless the Secretary of the Treasury determines that the merchandise is not the product, growth or manufacture of forced labor.

        In February 1997, the United States and China entered into a four year bilateral textile agreement, covering certain cotton, wool, man-made fiber, silk blend and other vegetable fiber textiles and textile products, expiring December 31, 2000. Among other things, the agreement reduces China's export quotas with respect to fourteen (14) apparel and fabric categories and permits the United States to impose significant penalties for transshipment violations. Such penalties include the assessment of "transshipment charges" against the quota

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


levels of affected categories which could result in such levels filling more rapidly or becoming fully utilized with little or no advance notice. Pursuant to the previous bilateral textile agreement with China, such transshipment charges have, on occasion, been applied by the United States. In addition, a separate agreement between the United States and China was reached which subjects to quota limitations, China's exports of apparel containing 70% or more by weight of silk. This agreement is effective with respect to goods produced or manufactured in China and exported to the United States during the period from January 1, 1997 through December 31, 1997. This agreement replaced a substantially similar agreement which was in effect for goods so produced and exported to the United States from April 1, 1994 through December 31, 1996.

        On July 1, 1997, the British Crown Colony of Hong Kong reverts to the People's Republic of China. The United States has announced its agreement with China on the separate treatment of textile quotas for Hong Kong after reversion of such territory. Should the United States in the future determine that goods produced in Hong Kong would be subjected to Chinese quota, such a determination would adversely affect any contingency plans of the Company to lessen the impact of punitive measures taken by the U.S. with respect to Chinese quota, to the extent that such contingency plans are premised on the shifting of production or assembly of the products from China to Hong Kong.

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

Results of Operations
Third Quarter Fiscal 1996 Compared to Third Quarter Fiscal 1995

     Net sales of $9.6 million for the three months ended February 28, 1997 decreased by $2.7 million (21.4%) compared to net sales of $12.3 million for the three months ended February 29, 1996. This decrease is primarily attributable to the downsizing of the Company's operations, in addition to reduced sales for evening wear products due to the soft economy in the apparel industry.

        Cost of sales for the three months ended February 28, 1997 was $6.0 million, or 62.5% of net sales compared to $7.6 million, or 62.2% of net sales for the three months ended February 29, 1996. Gross profit for the three months ended February 28, 1997 was $3.6 million, or 37.5% of net sales, compared to $4.7 million, or 37.8% of net sales for three months ended February 29, 1996. The decrease in gross profit dollars was primarily due to the decrease in sales volume described above.

        Selling, general and administrative expenses ("SGA") were $4.7 million, or 49.0% of net sales for the three months ended February 28, 1997, compared to $5.0 million, or 40.8% of net sales for the three months ended February 29, 1996. The lower selling, general and administrative expenses for the three months ended February 28, 1997 are primarily attributable to decreases in salary expenses, rent and occupancy, insurance and professional fees resulting from the Company's planned cost cutting measures.

        Restructuring charges were $1.3 million, or 13.5% of net sales, for the three months ended February 28, 1997. (See Note 2 of Condensed Notes to Consolidated Financial Statements.)

        Operating loss was $2.4 million or 25.0% of net sales for the three months ended February 28, 1997 compared to $.4 million or 2.9% of net sales for the three months ended February 29, 1996. This increase in operating loss was primarily attributable to a reduction in net sales and related gross profit and restructuring charges described above.

        Interest expense for the three months ended February 28, 1997 was $0.6 million, or 5.7% of net sales compared to $.6 million, or 4.9% of net sales for the three months ended February 29, 1996.

        As a result of the factors described above, the Company had a net loss of $3.0 million ($.44 per share) for the three months ended February 28, 1997 compared to a net loss of $1.0 million (or $.14 per share) for the three months ended February 29, 1996.

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations
Nine months Ended February 28, 1997 Compared to Nine months Ended
February 29, 1996

        Net sales of $35.1 million for the nine months ended February 28, 1997 decreased by $5.7 million (14.0%) below net sales of $40.8 million for the nine months ended February 29, 1996. This decrease is primarily attributable to the downsizing of the Company's operations, in addition to reduced sales for evening wear products due to the soft economy in the apparel industry.

        Cost of sales for the nine months ended February 28, 1997 was $21.6 million, or 61.6% of net sales compared to $24.9 million, or 61.1% of net sales for the nine months ended February 29, 1996. Gross profit for the nine months ended February 28, 1997 was $13.5 million, or 38.4% of net sales, compared to $15.9 million or 38.9% of net sales for the nine months ended February 29, 1996. The decrease in gross profit dollars was primarily due to the decrease in sales volume described above.

        Selling, general and administrative expenses of $14.6 million or 41.5% of net sales for the nine months ended February 28, 1997 compared to $15.7 million, or 38.4% for the nine months ended February 29, 1996. The lower selling, general and administrative expenses for the nine months ended February 28, 1997 are primarily attributable to decreases in salary expenses, rent and occupancy, professional fees and insurance.

        Restructuring charges were $1.3 million, or 3.7% of net sales, for the nine months ended February 28, 1997. (See Note 2 of Condensed Notes to Consolidated Financial Statements.)

        Operating loss of $2.4 million or 6.7% of net sales for the nine months ended February 28, 1997 compared to an operating income of $.2 million or .5% of net sales for the nine months ended February 29, 1996. This decrease in operating income was primarily attributable to reduced net sales and related gross profit and restructuring charges described above.

        Interest expense of $1.7 million or 4.9% of net sales for the nine months ended February 28, 1997 compared to $ 1.9 million, or 4.7% of net sales for the nine months ended February 29, 1996.

        As a result of the factors described above, the Company's net loss was $4.1 million (or $.61 per share) for the nine months ended February 28, 1997 compared to a net loss of $1.7 million (or $.25 per share) for the nine months ended February 29, 1996.

Liquidity and Capital Resources

        At February 28, 1997, the Company had a decrease in cash flows from operating activities of $1.7 million. This decrease resulted primarily from a

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


net loss of $4.1 million for the nine months then ended and an increase in receivables of $2.9 million, and offset partially by a net decrease in inventory of $1.1 million, and an increase in accounts payable and accrued expenses of $3.0 million for the nine months then ended. The Company's level of cash flows from operating activities varies from quarter to quarter due to the seasonality of its business.

        In regard to cash flows from investing activities, during the first nine months of fiscal 1997 and 1996, the Company spent approximately $.1 million on capital improvements and replacement expenditures in each period. Capital improvements and replacements for the full fiscal 1997 year are expected to approximate $.2 million.

        Cash flows from financing activities increased by $1.8 million resulting primarily from increased borrowings under the Company's revolving credit facilities.

        Because the Company had incurred losses from operations and has been incurring net losses, there has been insufficient liquidity, as required by its credit agreement with its senior lender, Foothill Capital Corporation ("Foothill"), to allow the Company to pay required monthly installments of principal to its group of four banks that rank junior to Foothill and, accordingly, was not in compliance with it credit agreement with its bank group. In addition, as of February 28, 1997, the Company was not in compliance with certain financial covenants under the Foothill Credit agreement for which the Company has received a waiver from Foothill (see Note 6 for discussion). The Company is projecting losses from operations for the remainder of fiscal 1997, which would result in its non-compliance with the financial covenants under its credit agreement with Foothill. The combination of these factors raises substantial doubt about its ability to generate sufficient cash to support its operations. The Company's independent public accountants had issued a going concern opinion for the year ended May 31, 1996. As described above, the conditions leading to that opinion continue to exist. The Company's ability to continue as a going concern is dependent upon plans to restructure debt, to reduce or delay expenditures, or to increase ownership equity as discussed in
Note 9 of Condensed Notes to Consolidated Financial Statements. The Company believes that the contemplated transaction with a potential purchaser of the Company as discussed in Note 9, as well as funds generated by operations, in addition to management's ability to reduce expenses, the availability of credit under the revised credit facility coupled with reduced inventory levels will contribute to meeting the Company's working capital, letter of credit and capital expenditure requirements for the foreseeable future. There can be no assurance that the Company will consummate a transaction with the potential purchaser as discussed in Note 9 or with any other investor or purchaser.

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION



 Item 6.         Exhibits and Reports on Form 8-K


                 (a)      Exhibits:

                          27      Financial Data Schedule


                 (b)      Reports on Form 8-K:

                          None




                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, The He-Ro Group, Ltd. has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 10, 1997                     THE HE-RO GROUP, LTD.
                                          (Registrant)


                                          By: /s/ DELLA ROUNICK
                                              -------------------------
                                               Della Rounick
                                               Co-Chairman of the Board
                                               of Directors and Chief
                                               Executive Officer


Date:  April 10, 1997

                                              /s/ SAM D. KAPLAN
                                              -------------------------
                                               Sam D. Kaplan
                                               Chief Financial Officer
                                               and Secretary
                                               (Principal Financial and
                                                Accounting Officer)

                                INDEX TO EXHIBITS
                                       TO
                              THE QUARTERLY REPORT
                                  ON FORM 10-Q
                     FOR THE QUARTER ENDED FEBRUARY 28, 1997
                                       OF
                              THE HE-RO GROUP, LTD.



Exhibit                                                        Sequentially
  No.      Description                                         Numbered Page


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