Form 10-K
period 1997-05-31
HE RO GROUP LTD
filed 1997-08-29
CIK 875043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANG ACT OF 1934

For the fiscal year ended May 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from............to...........

                         Commission File Number 1-10860

                              THE HE-RO GROUP, LTD.
             (Exact name of registrant as specified in its charter)

           Delaware                                       13-3615898
(State or other jurisdiction of                       (I.R.S. employer
incorporation or organization)                     identification number)

550 Seventh Avenue, New York, New York                      10018
(Address of principal executive offices)                 (Zip code)

Registrant's telephone number, including area code:  212 840-6047

Securities registered pursuant to Section 12(b) of the Act:

       Title of class                Name of each exchange on which registered
Common Stock $.01 par value                    OTC Bulletin Board

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based upon the closing sale price on the OTC Bulletin Board on August 22, 1997, the aggregate market value of the registrant's Common Stock, $.01 par value per share, held by non-affiliates of the registrant on such date was approximately $571,521.

     Number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of August 22, 1997: 6,717,333 shares.

Documents Incorporated by Reference: None of the information required by Parts I and II is incorporated by reference. The information required by Items 11, 12 and 13 of Part III is incorporated by reference to Registrant's definitive information statement filed under Regulation 14C in connection with the annual meeting of Registrant's stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

PART I

ITEM 1.  BUSINESS

Overview

The He-Ro Group, Ltd. (the "Company") designs, manufactures and markets an extensive range of women's evening and special occasion wear. The Company's products are sold under the licensed designer label Black Tie by Oleg Cassini, as well as under labels owned by the Company, including Niteline. The Company's products are sold primarily in the United States to department and specialty stores, including off-price specialty stores. To better manage its inventory and in conjunction with the changing distribution pattern of women's retail apparel, the Company sells end-of-season and surplus merchandise through its own chain of 25 retail outlet stores, as well as to off-price specialty and discount stores.

Evening and special occasion wear, retailing at "designer," "bridge" and "better" prices, account for most of the Company's net sales. See "Business - Divisions and Products" for the definitions of these price levels. These products are purchased by women who are interested in wearing glamorous evening apparel, typically for a special occasion such as a wedding, prom or other formal event. Because production of the Company's higher quality hand beaded and sequined evening and special occasion wear is labor intensive, the Company has developed sourcing alliances with overseas manufacturers located primarily in The Peoples Republic of China ("China"), India and Korea. Foreign manufacturing has allowed the Company to provide retailers with beaded evening and special occasion wear at lower prices which, in turn, has broadened consumer demand for these products.

The Company's products are manufactured at independent manufacturers, a majority of which are located abroad, primarily in China. Many of the Company's eveningwear products include intricate bead, sequin and embroidery patterns which require skilled hand application and can be economically performed only in countries where labor is plentiful and inexpensive. Approximately 90% of the Company's products are manufactured abroad and imported into the United States, principally from China. The loss of "most-favored nation" trade status for China would have and the imposition of retaliatory trade sanctions against Chinese products imported by the Company could have a material adverse effect on the Company's business. See "Business - Import and Import Restrictions -- Chinese Imports" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

As used herein the term "Company" consists of The He-Ro Group, Ltd. ("HeRo") which was organized under the corporate laws of the state of Delaware in April 1991 and He-Ro's 28 direct and indirect subsidiaries. The Company's principal executive offices are located at 550 Seventh Avenue, New York, New York and its telephone number is (212) 840-6047.

Divisions and Products

The Company has three divisions, each of which is operated in many respects as independent and distinct businesses under the separate direction of management motivated by entrepreneurial incentives. Day-to-day management decisions, as well as product design, in the case of certain apparel divisions, marketing and other operational decisions are made at the divisional level, subject to review by senior corporate officers. Each division's operations conform to the Company's overall marketing policies, which are determined at the corporate level and monitored principally through budgetary and financial controls.

Apparel is generally divided into six price levels: "budget," "moderate," "better," "bridge," "designer" and "couture." "Couture" and "designer" merchandise is characterized by high fashion styling, with "couture" being the most expensive product classification. "Couture" priced eveningwear products range in price at wholesale from $600 to $2,000. "Designer" priced eveningwear products range in price at wholesale from $300 to $600. Apparel in the "bridge" classification generally carries designer labels but is less expensive than "couture" or "designer" apparel. "Bridge" priced eveningwear products range in price at wholesale from $109 to $300. "Better" products typically carry a brand name and are less expensive than "bridge" products. "Better" priced eveningwear products range in price at wholesale from $59 to $109. Merchandise in the "moderate" classification is also generally brand name but is in the less expensive range than "better" products. "Moderate" priced eveningwear products range in price at wholesale from $39 to $59.

Set forth below is a description of the Company's products; the order in which the products appear is not indicative of their contribution to the Company's net sales for the year ended May 31, 1997.


Black Tie by Oleg Cassini Products

The Black Tie by Oleg Cassini products currently offered by the Company consist of bridge priced evening and special occasion wear which include dresses and separates marketed under the Black Tie by Oleg Cassini label, substantially all of which involve extensive beading, sequins and embroidery. The target customers for these eveningwear products are women who are interested in wearing glamorous evening apparel typically for special occasions, such as weddings, proms, or other formal events. Currently, the Company offers two Black Tie by Oleg Cassini eveningwear collections per year, each of which is comprised of approximately 250 styles. Net sales of this product line accounted for approximately 19.9%, 22.0% and 25.3%, respectively, of the Company's net sales for the fiscal years ended May 31, 1995, 1996 and 1997, respectively. Oleg Cassini is a world renowned designer.


Niteline Products

Products offered by the Company under its proprietary Niteline label consist of better to bridge priced evening and special occasion wear dresses and separates which are designed to appeal to women interested in wearing glamorous evening and special occasion wear at less expensive prices than other eveningwear products offered by the Company.

Niteline eveningwear was developed in response to retailers' requests for lower priced fashionable eveningwear. Currently, the Company offers two collections of Niteline eveningwear per year, each of which consists of approximately 200 styles. Net sales of this product line accounted for approximately 40.9%, 39.3% and 33.3%, respectively, of the Company's net sales for the fiscal years ended May 31, 1995, 1996 and 1997, respectively.

Retail Stores

The Company opened its first store in August 1988 and currently operates 25 retail stores under the name "He-RO Group Outlet". These stores are located in outlet centers throughout the United States and sell surplus and end of season merchandise. These stores primarily sell the Company's products, which are offered at prices ranging from 30% to 70% off suggested retail prices. The Company's stores range in size from approximately 1,500 to 5,500 square feet, average approximately 3,500 square feet and are stocked with approximately 1,500 to 7,000 apparel pieces. Net sales of the Company's retail stores accounted for 38.1%, 38.8% and 41.4% of the Company's net sales for the fiscal years ended May 31, 1995, 1996 and 1997, respectively. Certain of the Company's outlet stores may compete directly with some of the Company's retailing customers, although the Company generally does not advertise its stores in the media. Site selection for the Company's outlet stores is influenced primarily by competitor locations, demographics and lease arrangements.


Sales and Marketing

The Company's products are sold primarily in the United States to department and specialty stores including off-price specialty stores. To better manage its inventory and in conjunction with the changing distribution pattern of women's retail apparel, the Company sells surplus and end-of-season merchandise through its own chain of 25 retail stores as well as to off-price specialty stores.

The Company's customers include such stores as Saks Fifth Avenue, Cache, Nordstrom Inc., Neiman Marcus & Co., Lillie Rubin Fashions, Gantos Stores Inc., Dayton's-Marshall Field's-Hudson's, Lord & Taylor, Bloomingdales and the Company's own "He-Ro Group Outlet" stores. Almost all of the Company's sales to date have been made in the United States, although the Company sells some products in Canada and Europe.

During the year ended May 31, 1996 and the year ended May 31, 1997, respectively, the Company's 10 largest customers accounted for 26.7% and 28.9% of net sales and its 100 largest customers accounted for 46.2% and 44.7% of net sales.

The Company's products are sold under licensed designer and other trade names and proprietary brand name labels which, on occasion, are advertised by the Company. In addition, the Company also benefits from designer name advertising by its licensor and its other licensees for their respective products in national magazines and trade publications.

The Company's products are sold through its own salaried sales staff as well as through independent commissioned sales representatives, some of whom also represent competitors of the Company. The Company's products are exhibited in separate showrooms in New York City and at five annual apparel shows held at trade marts in Los Angeles, Atlanta and Dallas.

Product Design

The Company has in-house designers who are primarily responsible for the design of certain of the Company's products. The design staff for a specific product line meets regularly with the sales and merchandising staffs for the product line to review market trends and sales results as well as the Company's fabric department to review the latest ideas in fabrics, trim and color. Representatives of each product line regularly attend trade and fashion shows and shop at fashion forward stores in the United States, Europe and the Far East and present sample items to the applicable apparel division along with their evaluation of the styles expected to be in demand by the applicable product line's target customers and consumers. Each division also seeks input from selected customers with respect to product design.


Production, Manufacturing and Raw Materials

For each of the years ended May 31, 1996 and 1997, substantially all of the Company's products were manufactured abroad and imported into the United States principally from China. Currently, the Company's products are manufactured in accordance with the Company's design specifications and production schedules by 16 independent manufacturers, most of which are located abroad, primarily in
China with the remainder in India. While most of the Company's products are manufactured in China, the Company has developed relationships with manufacturers in other countries such as Hong Kong, the United States, India and Korea. See "Business - Import and Import Restrictions" for a discussion of certain risks associated with manufacturing abroad and importing products into the United States.

The Company's Hong Kong office is responsible for sourcing a majority of the Company's merchandise, preparing samples for certain apparel divisions, coordinating the purchase and delivery of fabrics and trim and manufacturing or arranging for the manufacture of the Company's products in the Far East. In allocating production among independent manufacturers, a number of criteria are considered, including availability of production, quality, pricing, reliability, ability to meet changing production requirements on relatively short notice and available quota. The Company is unable to predict the impact on its operations of the recent British withdrawal from Hong Kong in July 1997. See "Business - Import and Import Restrictions."

The intricate bead, sequin and embroidery patterns, which are an integral part of substantially all of the Company's eveningwear products, require skilled hand application and can be economically performed only in countries where labor is inexpensive. The Company has historically had good, long standing relationships with the independent contractors with which it does business. The Company monitors production at each facility where its products are manufactured to ensure quality control, compliance with applicable specifications and timely delivery of finished goods to the distribution location specified by the Company.

The average lead time from the commitment of piece goods through the production and shipment of goods ranges from two to four months for domestic products and four to six months for imported products. These lead times impose substantial time constraints on the Company requiring manufacturing decisions and piece good commitments for certain products and product lines, particularly beaded eveningwear, to be made well before the Company receives customer orders for these products. For other products and product lines, customer orders are obtained before the Company is obliged to make manufacturing decisions. For those products requiring manufacturing decisions in advance of customer orders, the Company may be faced with a substantial amount of unsold finished goods if it misjudges the market for a particular product or product group. For all products, the Company may be faced with a substantial amount of unsold finished goods inventory if the Company receives finished goods after the scheduled receipt dates.

Although the Company, like many apparel companies, has from time to time in the past experienced delays in deliveries in the ordinary course of its business, such delays have not had a material effect on the Company's business. The Company believes that the production capacity of the independent manufacturers with which it has developed or is developing relationships is adequate to meet the Company's production requirements for the foreseeable future. The Company believes that while alternative foreign and domestic manufacturers are readily available for its non-beaded products, inability to have its evening and special occasion wear beaded or embroidered in China would have a material adverse effect on the Company's operations. See "Business - Import and Import Restrictions."

The raw materials used to produce the Company's products consist of piece goods, approximately half of which is silk, and trim, primarily beads and sequins. The Company generally purchases and then supplies the raw materials to both the foreign and domestic manufacturers of its products. Otherwise raw materials are purchased directly by the manufacturer in accordance with the Company's specifications. Raw materials, substantially all of which are made or colored especially for the Company, are purchased by the Company from a number of foreign and domestic textile mills and converters. The Company does not have long-term, formal arrangements with any raw materials suppliers and has experienced little difficulty in satisfying its raw material requirements and considers its sources of supply adequate. All substantial purchase orders for piece goods are approved at the Company's New York headquarters.


Distribution

The Company utilizes an independent third party facility located in New Jersey for substantially all its product distribution and warehousing of inventory. Upon arrival at this facility, as appropriate, goods are inspected, pressed and hung for reshipment to the Company's customers. The goods are delivered to the Company and its customers by independent shippers. Most of the goods produced by the Company abroad are sent by air to the New Jersey facility and the balance are shipped by boat. Goods produced domestically by the Company are trucked to the New Jersey facility. The Company ships merchandise from the distribution facility to its customers in the manner specified by the customer.

Import and Import Restrictions

Bilateral and Multilateral Textile Agreements

The Company imports substantially all of its products from abroad. Such importations have historically been subject to the restrictions imposed by bilateral textile agreements between the United States and the major exporting countries which impose quotas and/or visa requirements that limit or otherwise control the quantities of certain types of goods that may be imported into the United States from these countries. Such agreements also allow the United States to impose, under certain conditions, restraints on the importation of categories of merchandise that under the terms of the agreements are not otherwise subject to specified limits.

Approximately  half of the  apparel  imported  by the Company is made from silk.
Historically, bilateral textile agreements have not imposed quotas on the importation of silk or silk products; however, a bilateral agreement between the United States and China, announced in February 1997, subjects to quota limitations China's exports of apparel containing 70% or more by weight of silk. This agreement is effective with respect to goods manufactured in China and is exported therefrom during the period January 1, 1997 through December 31, 1997 and replaces a substantially similar agreement which was in effect from April 1, 1994 through December 31, 1996. In addition, retaliatory trade sanctions, including punitive tariffs on various products including certain silk imported from China, were proposed by the Office of United States Trade Representative in 1996, although such sanctions were not imposed. The imposition of the quota and visa restrictions on silk apparel has not had a significant adverse effect on the Company; however, imposition of punitive tariffs or other trade sanctions could have a material adverse effect on the Company. The Company regularly monitors duty, tariff and quota-related developments to minimize its potential exposure to import risks. See "Chinese Imports" below.

The multilateral trade negotiations (known as the "Uruguay Round"), were conducted under the auspices of the General Agreement on Tariffs and Trade (the "GATT"), and completed at the end of 1994. The Uruguay Round Agreement on Textiles and Clothing (the "ATC") concluded thereunder generally requires World Trade Organization (the "WTO") member countries to phase-out existing restrictions on textile and apparel categories in three stages over a ten year period, commencing January 1, 1995, with such trade to be integrated into the trading rules of the WTO (which succeeded the GATT). In addition, the ATC regulates trade in non-integrated textile and apparel categories during the transition period. However, even with respect to integrated textile and apparel categories, the United States remains free to establish numerical restraints in response to a particular product being imported in such increased quantities as to cause (or threaten) serious damage to the relevant domestic industry. Any such restrictions are subject to review by the WTO.

Based on the schedule of the phase-out of restrictions announced by the United States, it is not expected that the Company will realize significant benefits therefrom until the end of the ten year phase-out period. China has not yet become a member of the WTO; therefore, importations of goods from China are not presently subject to the phase-out of restrictions on textile and apparel categories provided by the ATC. The remaining exporting countries from which the Company purchases its products have become members of the WTO and, thus, are subject to the phase-out of restrictions on textile and apparel categories provided by the ATC.

Legislation implementing the Uruguay Round of the GATT was signed by President Clinton in late 1994. Among other provisions, it contained a section which amended the rules of origin applicable to textiles and textile products, effective with respect to goods entered or withdrawn from warehouse for consumption on or after July 1, 1996. Regulations implementing these changes are currently in effect. In general, and with specified exceptions, the statute and regulations provide that most textile apparel articles will be considered to originate in the country in which they are wholly assembled. In many cases, this represents a change from the manner in which country of origin has been determined, which in many instances, was based on where the components were cut. The Company cannot now predict to what extent the new rules concerning country of origin will change import trade patterns or how it will impact upon quota usage from exporting countries.

Chinese Imports

For the year ended May 31, 1997, approximately 80% of the Company's products were manufactured in China. In each year since 1980, China has been granted "most-favored-nation" trade status by the United States which has meant that goods which are the product of China are not subject to the highest duty rates imposed by the United States. Annual renewal of "most-favored-nation" trade status for China depends upon the President's recommendation that such status be continued for a twelve month period. Congress may, by means of a joint resolution, disapprove of such treatment, however, such a resolution is subject to a Presidential veto and Congressional override procedures. In addition, Congress may enact legislation that would deny or condition "most-favored-nation" trade status for China.

In May 1997, President Clinton issued a Presidential Determination recommending the renewal of "most-favored-nation" trade status for China for the twelve months ending July 2, 1998. Although resolutions disapproving such renewal were introduced into both the U.S. Senate and the House of Representatives, the House resolution was voted on and failed to pass. As has occurred in the last three years, in a break with previous years, the Presidential Determination did not recommend subjecting any future renewal of "most-favored-nation" trade status for China to various conditions, such as China's compliance with the 1992 bilateral agreement with the United States concerning prison labor and overall progress with respect to human rights, release and accounting of Chinese citizens imprisoned or detained for their political and religious beliefs, humane treatment of prisoners, protecting Tibet's religious and cultural heritage and permitting international radio and television broadcasts into China. However, bills have been introduced into Congress which, if enacted, would ban all entries or importations of Chinese origin articles which are the product, growth or manufacture of forced labor and which would deny most-favored-nation rates of duty to goods produced by the People's Liberation Army. "Most-favored-nation" trade status was effective in July 1997 for an additional year. There is no assurance that the President will recommend the renewal of "most-favored-nation" trade status for China for the year commencing July 3, 1998 or thereafter, or that Congress will not enact legislation denying or conditioning the grant of "most-favored-nation" trade status to China in the future or otherwise restricting the importation of goods from China.

In February 1997, the United States and China entered into a four year bilateral textile agreement, covering certain cotton, wool, man-made fiber, silk blend and other vegetable fiber textiles and textile products, expiring December 31, 2000. Among other things, the agreement reduces China's export quotas with respect to fourteen (14) apparel and fabric categories and permits the United States to impose significant penalties for transshipment violations. Such penalties include the assessment of "transshipment charges" against the restraint levels of affected categories which could result in such levels filling more rapidly or becoming fully utilized with little, or no, advance notice. In addition, a separate agreement between the United States and China subjects to quota limitations China's exports of apparel containing 70% or more by weight of silk.

In addition, over the past several years including 1996, the Office of the United States Trade Representative has conducted, and may in the future conduct, investigations relating to China's trade policies and practices. While previous investigations were resolved without resort to retaliatory trade sanctions against China by the United States, an unfavorable resolution of any future investigation could result in the imposition of retaliatory trade sanctions against China and on products imported from China. This includes punitive duties, fees or restrictions on certain Chinese products, including products manufactured by the Company in China.

The Company has taken various steps that it believes will mitigate the impact on the Company's business if "most-favored nation" trade status for China is lost or if retaliatory sanctions against Chinese goods are imposed. One of these steps included the development of a contingency plan in 1992 to shift certain significant manufacturing operations to countries other than China so that the resulting products will constitute, under applicable United States customs laws and regulations, products of a country other than China. The Company has developed relationships with manufacturers in countries and territories such as Hong Kong, the United States, India and South Korea, some of which are currently manufacturing certain of the Company's products. The Company would anticipate increasing its business with these manufacturers to lessen its dependence on China if "most-favored nation" trade status for China is lost or if retaliatory tariffs are imposed on Chinese goods. Notwithstanding the Company's plans and efforts, to date, there can be no assurance that the Company will be able to lessen its dependence on China in an economic manner. Furthermore, as the Company shifts certain of its operations to countries other than China, it continues to conduct a substantial portion of these operations in countries other than the United States. Accordingly, these operations continue to be subject to import restrictions and possible trade sanctions and the various risks associated with foreign manufacturing. See "Business - Production, Manufacturing and Raw Materials."

On July 1, 1997, the British Crown Colony of Hong Kong reverted to the People's Republic of China. The United States has announced its agreement with China on the separate treatment of textile quotas for Hong Kong after the reversion of such territory. Should the United States in the future determine that goods produced in Hong Kong would be subjected to Chinese quota, such a determination would adversely affect any contingency plans of the Company which are premised on the shifting of production or assembly of the products from China to Hong Kong.


Additional Restrictions

Substantially all of the Company's imported products and raw materials are subject to United States Customs duties ranging from approximately 3% to 34% of imported value based upon the type and composition of the garments, and the rates applicable to the countries from which the Company currently imports. Such rates are subject to future modest reductions pursuant to agreements concluded under the Uruguay Round negotiations. In the ordinary course of its business, the Company is, from time to time, subject to claims by the United States Customs Service for additional duties and other charges. Similarly, from time to time, the Company is entitled to refunds from the United States Customs Service due to the overpayment of duties.

The United States and other countries in which the Company's products are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, including trade sanctions, or adversely adjust presently prevailing quotas or duty rates, which could adversely affect the Company's operations and its ability to continue to import products at current or increased levels. The Company cannot currently predict the likelihood or frequency of any such events occurring.

Due to alleged fraudulent transshipments of certain textile and apparel products through other countries, the United States assessed charges against certain 1996 quota levels for certain imports from China which have had the effect of causing the affected categories of goods to fill more rapidly. United States Customs is continuing its investigation of transshipped textile and apparel from these and other countries which could result in further quota charges. The Company cannot predict whether any additional quota charges will be assessed and if assessed, whether such charges would have a material impact on the Company's ability to obtain goods from China.

The Company's ability to import products is also subject to the cost and availability of transportation into the United States, the demand for production capacity abroad by other manufacturers, political instability resulting in the disruption of trade from exporting countries, any significant fluctuation in the value of the dollar against foreign currencies and restrictions on the transfer of funds. Any significant disruption of the Company's relationships with independent foreign manufacturers or owners of foreign manufacturing facilities could adversely affect the Company's operations.

The Company's operations have not been materially affected by any of the foregoing factors to date, despite the fact that a significant portion of the Company's merchandise is produced abroad. See "Business - Production, Manufacturing and Raw Materials."


Licensing

The Company's only license agreement is with Oleg Cassini. Assuming all renewal options are exercised, the unexpired term of this agreement is 15 years. Among other things, the Company's license agreement requires the

Company to make minimum annual royalty payments and advertising expenditures, provide for maintenance of quality control and requires retail distribution commensurate with the licensor's image. The license agreement permits the licensor to approve products offered by the Company using its trade name and terminate the license if the Company does not satisfy its contractual obligations in any material respect. In addition, the licensor may terminate the license as to specified categories of licensed products if the Company does not promote and sell a representative line for such category of licensed products. The Company's license agreement requires the Company to pay royalties ranging from 1% - 4% of net sales on full-price merchandise and other merchandise. Under this license agreement, minimum annual royalty payments increase for each successive renewal term. Subject to the Company's compliance with the terms of the agreement, the decision to exercise rights for license renewal terms is at the discretion of the Company.

Net wholesale sales of products bearing trade names or trademarks not owned by the Company for the year ended May 31, 1996 and the year ended May 31, 1997 were approximately $11.7 million and $11.8 million, respectively. There can be no assurance that the Company's future net wholesale sales of these products will equal or exceed these amounts.


Trademarks

The designer trademark, Oleg Cassini, used by the Company in connection with certain apparel is a registered trademark in the United States and certain other countries and is owned by the licensor with which the Company has the agreement. The Company has proprietary rights in the United States to use the names Niteline and Black Tie. The Company considers its trademark and license agreement to have significant value in the marketing of its products.


Backlog

At August 22, 1997, the Company had unfilled orders for the Fall 1997 season for its wholesale divisions of approximately $5.9 million, compared to approximately $8.9 million of such orders at the comparable date in 1996. These amounts include both confirmed orders and unconfirmed orders, which the Company believes, based on industry practice and its past experience, will be confirmed, and are therefore considered to be firm. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of the manufacture and shipping of the product which, in some instances, depends on the desires of the customer. The Company believes that a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. Shipment of Spring orders normally commences in the early part of January with the major portion of Spring merchandise shipped in March and April. Shipment of Fall orders normally commences in late June with the major portion of Fall merchandise shipped in August, September and October.

Competition

The apparel business is competitive and consists of numerous manufacturers, importers and distributors, none of which accounts for a significant percentage of total industry sales, but some of which are significantly larger and have substantially greater resources than the Company. The Company competes with distributors that import apparel from abroad, domestic companies that have established foreign manufacturing relationships, and companies that produce apparel domestically. In addition, in recent years, department stores, including some of the Company's major customers, have increased the amount of goods manufactured specifically for them and sold under their own private labels.

The Company's business depends upon its ability to anticipate, evaluate and respond to changing consumer demands and tastes and to remain competitive in the areas of style, quality (both in material and production) and price while operating within the significant foreign and domestic production and delivery constraints of the industry. The Company believes that consumer and customer acceptance and support of its products depends, in part, on its well-recognized designer brand name and proprietary label. The Company believes that its continued success will depend upon its ability to remain competitive in these areas as well as in its ability to maintain its existing relationships with foreign manufacturers and to develop new ones. The Company believes that the quality and value of its products and its ability to market its products through a variety of retail distribution channels are important to its ability to compete.

Credit and Collection

The Company manages all of its customer credit functions through its Credit Department operated from its New Jersey facility. Generally, the Company's standard terms of sale include an 8% discount. Despite several bankruptcies of large retailers in recent years, the Company, which carefully selects and screens potential and existing customers, has not experienced a significant increase in its bad debts as a result of such bankruptcies. For the years ended May 31, 1995, 1996 and 1997, the Company's bad debts as a percentage of net sales were 0.3%, 0.7% and 0.3%, respectively. There can be no assurance that the Company will not experience an increase in bad debts in the future.

Management Information Systems

To coordinate and monitor the numerous components of its business and provide the Company's management with the information it needs to make informed decisions, the Company has developed a management information system using an on-line data base which is accessible to both the Company's New York and Hong Kong offices. This management information system was designed to provide, among other things, comprehensive order processing, production, accounting and management information for the marketing, manufacturing, importing and distribution functions of the Company's business. All of the Company's outlet stores have a management information system that enables the Company to track inventory from store receipt to final sale.

The Company does not believe that it will be substantially affected by the date change in the year 2000, and believes its computer systems are Year

2000 compliant. To ensure that its computer systems are Year 2000 compliant, the Company will be performing an internal study of these systems. As the study has not yet been completed, any programming changes, if any, required to address any possible issues and the related costs are not yet known. The cost associated with this work will be expensed as incurred.


Employees

At May 31, 1997, the Company employed approximately 279 employees, of whom approximately 222 were employed domestically and approximately 57 were employed in Hong Kong. Of the Company's domestic employees, approximately 9 occupy executive or managerial positions, approximately 12 hold design, production, quality control or distribution positions and the balance occupy sales, clerical and office positions. Of the Company's overseas employees, approximately 6 occupy executive or managerial positions, approximately 34 hold design, production, quality control or distribution positions and the balance hold clerical and office positions. None of the Company's employees are currently covered by a collective bargaining agreement. The Company considers its relations with its employees to be good and has not experienced any interruption of operations due to labor disputes.


ITEM 2.  PROPERTIES

The Company's principal domestic offices are located in two leased facilities in New York City. These facilities, which encompass approximately 20,000 square feet in total, house the Company's executive offices, sales, merchandising, production, and design staff, as well as its showrooms space.

Prior to May 1997, the Company's primary domestic warehouse and distribution center, and administrative offices were located in a single leased facility in Secaucus, New Jersey. The facility is approximately 132,000 square feet in size and has an annual rent of approximately $953,000. The lease for this facility expires in 2002 and may be renewed for two additional five year periods. Because the Company has downsized its operation to its core eveningwear business as a result of the structuring plan adopted by the Board in October 1993, the Company's current operations no longer justify the use of the more expansive facilities located in Secaucus, New Jersey. Accordingly, the Company has relocated its retail store to a smaller leased space in Secaucus, and is utilizing an independent third party for distribution and warehousing inventory. Effective May 15, 1997, the Company subleased the entire facility for an annual rent of approximately $891,000, expiring in the year 2000. The Company is subleasing approximately 10,000 square feet in this facility as administrative office space for an annual rental of approximately $80,000.

The Company's Hong Kong operations are in leased facilities, consisting of sample rooms and administrative offices aggregating 21,460 square feet. The leases for these facilities provide for an aggregate annual rental of H.K. $1.6 million (approximately U.S. $210,000), and will expire November 1997.

At present, the Company has entered into leases for 25 outlet stores covering an aggregate of approximately 96,000 square feet of space in various outlet malls and centers throughout the United States. The average rental expense per store is approximately $16 per square foot and the average remaining lease term, assuming all renewal options are exercised, is approximately 8 years.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK
         AND RELATED MATTERS

Market Information

The Company's common stock trades on the OTC Bulletin Board under the symbol HRGR. The Company's common stock was traded on The New York Stock Exchange ("NYSE") under the symbol HRG until July 21, 1997, when it was delisted by the NYSE. The table below sets forth the high and low closing sale prices of the common stock for the quarterly periods in the Company's fiscal years ended May 31, 1997 and May 31, 1996, as reported by The Wall Street Journal.

Fiscal 1997                 High                   Low

 1st Quarter               1 5/8                  1
 2nd Quarter               1 1/8                    5/8
 3rd Quarter               1 5/8                   11/16
 4th Quarter               1 3/8                    7/8


Fiscal 1996                 High                   Low

 1st Quarter               1 1/8                    5/8
 2nd Quarter                15/16                   7/16
 3rd Quarter                 9/16                  11/32
 4th Quarter               2                        7/16

On August 18, 1997, the closing sale price of the Company's stock on the OTC Bulletin was $.25. At August 18, 1997, the Company had 69 shareholders of record, many of which represent nominees such as brokerage firms or commercial depositories as record holders for a number of individuals.


Dividends

The Company has not paid any cash dividends since its initial public offering in September 1991, other than dividends representing a portion of the previously earned and distributed earnings of the former "S" corporation subsidiaries. The Company's revolving credit and term loan agreements prohibit the Company from paying dividends or making distributions (see Note 6 of the Notes to Consolidated Financial Statements). The Company intends to reinvest future earnings to provide funds for the operation of its business.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below for and as of the end of each of the years in the five year period ended May 31, 1997 are derived from the consolidated financial statements of the Company. The selected consolidated financial data presented below should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto. See Consolidated Financial Statements.



                                                                             In thousands, except per share data
                                                                                    Year Ended May 31,

                                                             1993            1994            1995            1996            1997
                                                             ----            ----            ----            ----            ----
STATEMENT OF OPERATIONS DATA:
Net Sales ..........................................      $170,469        $ 86,971        $ 57,224        $ 53,361        $ 46,654

Cost of sales

  Cost of sales from operations ....................       122,689          62,860          35,235          33,646          28,527
  Other charges ....................................          --              --              --              --             2,400
                                                          --------        --------        --------        --------        --------
                                                           122,689          62,860          35,235          33,646          30,927
                                                          --------        --------        --------        --------        --------

  Gross profit .....................................        47,780          24,111          21,989          19,715          15,727

Operating expenses
  Selling, general and
  administrative ...................................        49,464          29,481          23,237          21,104          19,321
  Restructuring and other charges ..................          --            19,800           1,000            --             2,779
                                                          --------        --------        --------        --------        --------
                                                            49,464          49,281          24,237          21,104          22,100
                                                          --------        --------        --------        --------        --------

  Operating loss ...................................        (1,684)        (25,170)         (2,248)         (1,389)         (6,373)

Interest expense ...................................         2,607           3,118           2,262           2,539           2,316
                                                          --------        --------        --------        --------        --------

  Loss before income taxes .........................        (4,291)        (28,288)         (4,510)         (3,928)         (8,689)

Income taxes .......................................        (1,954)          2,268            (159)           --              --
                                                          --------        --------        --------        --------        --------

  Net loss .........................................      $ (2,337)       $(30,556)       $ (4,351)       $ (3,928)       $ (8,689)
                                                          ========        ========        ========        ========        ========

Net loss per common share ..........................      $  (0.35)       $  (4.55)       $  (0.65)       $  (0.58)       $  (1.29)
                                                          ========        ========        ========        ========        ========

Weighted average common shares
outstanding ........................................         6,717           6,717           6,717           6,717           6,717
                                                          ========        ========        ========        ========        ========


                                                                                             May 31,

                                                             1993            1994            1995            1996            1997
                                                             ----            ----            ----            ----            ----
BALANCE SHEET DATA:
Working capital ....................................       $34,187         $ 9,125         $ 8,701         $ 4,120        $ (2,208)
Total assets .......................................        89,398          42,771          30,711          24,623          17,806
Short-term debt ....................................        27,500          16,195           7,452           8,577           7,782
Long-term debt .....................................          --              --             1,950             150            --
Subordinated notes payable-stockholder .............         2,796           4,296           5,296           5,296           5,296
Stockholders' equity (deficit) .....................        41,566          11,010           6,659           2,731          (5,958)


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion provides information and analysis for the Company's results of operations from June 1, 1994 through May 31, 1997. The following discussion and analysis should be read in conjunction with the information set forth under "Selected Consolidated Financial Data" and the Consolidated Financial Statements and notes thereto herein.

In May 1997, President Clinton issued a Presidential Determination recommending the renewal of "most-favored-nation" trade status for China for the twelve months ending July 2, 1998. Although resolutions disapproving such renewal were introduced into both the U.S. Senate and the House of Representatives, the House resolution was voted on and failed to pass. As has occurred in the last three years, in a break with previous years, the Presidential Determination did not recommend subjecting any future renewal of "most-favored-nation" trade status for China to various conditions, such as China's compliance with the 1992 bilateral agreement with the United States concerning prison labor and overall progress with respect to human rights, release and accounting of Chinese citizens imprisoned or detained for their political and religious beliefs, humane treatment of prisoners, protecting Tibet's religious and cultural heritage and permitting international radio and television broadcasts into China. However, bills have been introduced into Congress which, if enacted, would ban all entries or importations of Chinese origin articles which are the product, growth or manufacture of forced labor and which would deny most-favored-nation rates of duty to goods produced by the People's Liberation Army. "Most-favored-nation" trade status was renewed effective July 1997 for an additional year. There is no assurance that the President will recommend the renewal of "most-favored-nation" trade status for China for the year commencing July 3, 1998 or thereafter or that Congress will not enact legislation denying or conditioning the grant of "most-favored-nation" trade status to China in the future or otherwise restricting the importation of goods from China.

In February 1997, the United States and China entered into a four year bilateral textile agreement, covering certain cotton, wool, man-made fiber, silk blend and other vegetable fiber textiles and textile products, expiring December 31, 2000. Among other things, the agreement reduces China's export quotas with respect to fourteen (14) apparel and fabric categories and permits the United States to impose significant penalties for transshipment violations. Such penalties include the assessment of "transshipment charges" against the restraint levels of affected categories which could result in such levels filling more rapidly or becoming fully utilized with little, or no, advance notice. In addition, a separate agreement between the United States and China was reached subjects to quota limitations, China's exports of apparel containing 70% or more by weight of silk. This agreement is effective with respect to goods produced in or manufactured in China and exported to the United States during the period January 1, 1997 through December 31, 1997 and replaces a substantially similar agreement which was in effect from April 1, 1994 through December 31, 1996.

In addition, over the past several years including 1996, the Office of the United States Trade Representative has conducted, and may in the future conduct, investigations relating to China's trade policies and practices. While previous investigations were resolved without resort to retaliatory trade sanctions against China by the United States, an unfavorable resolution of any future investigation could result in the imposition of retaliatory trade sanctions against China and on products imported from China. This includes punitive duties, fees or restrictions on certain Chinese products, including products manufactured by the Company in China.

The Company has taken various steps that it believes will mitigate the impact on the Company's business if "most-favored nation" trade status for China is lost or if retaliatory sanctions against Chinese goods are imposed. One of these steps included the development of a contingency plan in 1992 to shift certain significant manufacturing operations to countries other than China so that the resulting products will constitute, under applicable United States customs laws and regulations, products of a country other than China. The Company has developed relationships with manufacturers in countries and territories such as Hong Kong, the United States, India and South Korea, some of which are currently manufacturing certain of the Company's products. The Company would anticipate increasing its business with these manufacturers to lessen its dependence on China if "most-favored nation" trade status for China is lost or if retaliatory tariffs are imposed on Chinese goods. Notwithstanding the Company's plans and efforts, to date, there can be no assurance that the Company will be able to lessen its dependence on China in an economic manner. Furthermore, as the Company shifts certain of its operations to countries other than China, it continues to conduct a substantial portion of these operations in countries other than the United States. Accordingly, these operations continue to be subject to import restrictions and possible trade sanctions and the various risks associated with foreign manufacturing. See "Business - Production, Manufacturing and Raw Materials."

On July 1, 1997, the British Crown Colony of Hong Kong reverted to the People's Republic of China. The United States has announced its agreement with China on the separate treatment of textile quotas for Hong Kong after the reversion of such territory. Should the United States in the future determine that goods produced in Hong Kong would be subjected to Chinese quota, such a determination would adversely affect any contingency plans of the Company which are premised on the shifting of production or assembly of the products from China to Hong Kong.

Legislation implementing the Uruguay Round of the GATT was signed by President Clinton in late 1994. Among other provisions, it contained a section which amended the rules of origin applicable to textile and textile products, effective July 1, 1996. Regulations implementing these changes are currently in effect. In general, and with specified exceptions, the statute and regulations provide that most textile apparel articles will be considered to originate in the country in which they are wholly assembled. In many cases, this represents a change from the manner in which country of origin has been determined, which, in general was based on where the components were cut. The Company cannot now predict to what extent the new roles concerning country of origin will change import trade patterns or how it will impact upon quota usage from exporting countries.

The Company sells its merchandise to major retailers, some of which have engaged in leveraged buy-outs or transactions in which such retailers have incurred significant amounts of debt and others of which are experiencing or have experienced financial difficulties. Despite several bankruptcies of large retailers in the past several years, some of which were customers of the Company, the Company, which carefully selects, screens and monitors potential and existing customers, has not experienced a significant increase in its bad debts as a result of such bankruptcies. Notwithstanding the foregoing, because the Company sells its product to highly leveraged retailers and retailers which are currently experiencing financial difficulties, any significant deterioration in these customers financial circumstances could have an adverse effect on the Company's financial position or results of operations.


Results of Operations

The following table sets forth for the period indicated (i) certain items in the Company's consolidated statements of operations expressed as a percentage of net sales and (ii) the percentage change in dollar amount of such items as compared to the indicated prior period for the periods indicated below.



                                                                            ( i )                                  ( ii )

                                                                                                              Period to Period
                                                                                                             Percentage Increase
                                                                                                                 (Decrease)
                                                                   Percentage of Net Sales                       Year Ended
                                                                     Year Ended May 31,                            May 31,
                                                              1995            1996            1997          1995-96         1996-97
                                                              ----            ----           -----            ----           -----
Net sales ..........................................         100.0%          100.0%          100.0            (6.8)%         (12.6)%

Cost of sales

  Cost of sales from operations ....................          61.6            63.1            61.2            (4.5)          (15.2)
  Other charges ....................................           --              --              5.1              --              --
                                                              ----            ----           -----            ----           -----
                                                              61.6            63.1            66.3            (4.5)           (8.1)

  Gross profit .....................................          38.4            36.9            33.7           (10.3)          (20.2)

Operating expenses

  Selling, general and
  administrative ...................................          40.6            39.5            41.4            (9.2)           (8.4)

  Restructuring and other charges ..................           1.8             --              6.0          (100.0)            --
                                                              ----            ----           -----            ----           -----
                                                              42.4            39.5            47.4           (12.9)            4.7
                                                              ----            ----           -----            ----           -----

  Operating loss ...................................          (3.9)           (2.6)          (13.7)          (38.2)          358.8

Interest expense ...................................           4.0             4.8             5.0            12.2            (8.8)

  Loss before income taxes .........................          (7.9)           (7.4)          (18.6)          (12.9)          121.2

Income taxes .......................................          (0.3)            --              --           (100.0)             --
                                                              ----            ----           -----            ----           -----

  Net loss .........................................          (7.6)%          (7.4)%         (18.6)%          (9.7)%         121.2%
                                                              ====            ====           =====            ====           =====

1997 Compared to 1996

Net sales of $46.7 million for the year ended May 31, 1997 decreased by $6.7 million (12.6%) from net sales of $53.4 million for the year ended May 31, 1996. This decrease is primarily attributable to reduced sales for the Niteline division due to increased competition and the disrupted business including loss of personnel resulting from transaction negotiations for the contemplated sale of the Company in addition to the closing and downsizing of several of its outlet stores.

Cost of sales for the year ended May 31, 1997 was $30.9 million, or 66.3% of net sales compared to $33.7 million, or 63.1% of net sales for the year ended May 31, 1996. The increase in cost of sales as a percentage of net sales was due to a loss on sale of raw materials inventory of $2.4 million which resulted from the Company's ongoing cost cutting efforts, including occupancy costs, and the Company's increasing demand for working capital and cash (see Note 3 in the notes to the Consolidated Financial Statements).

Gross profit for the year ended May 31, 1997 was $15.7 million, or 33.7% of net sales, compared to $19.7 million or 36.9% of net sales for the year ended May 31, 1996. The decrease in gross profit dollars was primarily attributable to a decrease in sales volume described above and the loss on the sale of raw materials described above.

Selling, general and administrative ("SG&A") expenses were $19.3 million or 41.4% of net sales for the year ended May 31, 1997 compared to $21.1 million, or 39.5% of net sales for the year ended May 31, 1996. The lower selling, general and administrative expenses for the year ended May 31, 1997 are primarily attributable to planned reductions in salary expenses, rent and occupancy, professional fees and insurance.

Restructuring and other charges were $2.8 million, or 6.0% of net sales, for the year ended May 31, 1997.(See Note 2 in the Notes to the Consolidated Financial Statements).

Operating loss was $(6.4) million or (13.7)% of net sales for the year ended May 31, 1997 compared to operating loss of $(1.4) million or (2.6)% of net sales for the year ended May 31, 1996. The increase in operating loss was attributable to the increase in restructuring and other charges in cost of sales and SG&A described above.

Interest expense was $2.3 million or 5.0% of net sales for the year ended May 31, 1997 compared to $2.5 million, or 4.8% of net sales for the year ended May 31, 1996.

As a result of the factors described above, the Company's net loss increased to $(8.7) million (or $(1.29) per share) for the year ended May 31, 1997 compared to a net loss of $(3.9) million (or $(0.58) per share) for the year ended May 31, 1996.


1996 Compared to 1995

Net sales of $53.4 million for the year ended May 31, 1996 decreased by $3.8 million (6.8%) from net sales of $57.2 million for the year ended May 31, 1995. This decrease is primarily attributable to reduced sales for evening wear products due to the soft economy in the apparel industry in addition to the closing and downsizing of several of its outlet stores.

Cost of sales for the year ended May 31, 1996 was $33.7 million, or 63.1% of net sales compared to $35.2 million, or 61.6% of net sales for the year ended May 31, 1995. The increase in cost of sales as a percentage of net sales was due to an inventory write-down of $.7 million resulting from a build-up of raw materials after management revised its design philosophy based primarily upon the projected use of fewer beads and sequins in current lines and from remaining excess quantities of non-current fabric. See Note 3 in the Notes to the consolidated financial statements.

Gross profit for the year ended May 31, 1996 was $19.7 million, or 36.9% of net sales, compared to $21.9 million or 38.4% of net sales for the year ended May 31, 1995. The decrease in gross profit dollars was primarily attributable to the decrease in sales volume described above. Gross margins remained relatively consistent based upon the results of the Company's business. However, the margin decline was attributable to the inventory write-down described above.

Selling, general and administrative ("SG&A") expenses were $21.1 million or 39.5% of net sales for the year ended May 31, 1996 compared to $23.2 million, or 40.6% of net sales for the year ended May 31, 1995. The lower selling, general and administrative expenses for the year ended May 31, 1996 are primarily attributable to planned reductions in salary expenses, rent and occupancy, professional fees and insurance.

Operating loss was $(1.4) million or (2.6)% of net sales for the year ended May 31, 1996 compared to operating loss of $(2.2) million or (3.9)% of net sales for the year ended May 31, 1995. The decrease in operating loss was primarily attributable to the decrease in restructuring charges and SG&A expenses described above.

Interest expense was $2.5 million or 4.8% of net sales for the year ended May 31, 1996 compared to $2.3 million, or 4.0% of net sales for the year ended May 31, 1995.

As a result of the factors described above, the Company's net loss before income taxes decreased to $(3.9) million (or $(0.58) per share) for the year ended May 31, 1996 compared to a net loss of $(4.4) million (or $(0.65) per share) for the year ended May 31, 1995.


Liquidity and Capital Resources

At May 31, 1997, the Company had an increase in cash flows from operating activities of $.7 million. This increase resulted from a net decrease in inventories of $4.3 million, depreciation and amortization of $1.1 million, the loss on disposition of fixed assets of $1.2 million, and an increase in accounts payable and accrued expenses of $2.8 million offset by a net loss of $8.7 million. The decrease in inventory levels reflects the planned reduction based on the Company's strategic plan. The Company's level of cash flows from operating activities varies from quarter to quarter due to the seasonality of its business.

In regard to cash flows from investing activities, during the fiscal year ending May 31, 1997, the Company spent approximately $.1 million on capital improvements and replacement expenditures. For the fiscal year ending May 31, 1998, capital improvements and replacement expenditures are expected to approximate $.2 million.

Cash flows from financing activities decreased by $1.0 million resulting primarily from a reduction in bank borrowings under the Company's revolving credit facilities.

Because the Company has been incurring losses from operations, there has been insufficient liquidity, as required by its credit agreement with its senior lender, Foothill Capital Corporation ("Foothill"), to allow the Company to pay required monthly installments of principal to its group of four banks that rank junior to Foothill. In addition, the Company is projecting losses from operations for the year ending May 31, 1998, which would result in its continued non-compliance with the financial covenants under its credit agreement with Foothill during this fiscal year. The combination of these factors raises substantial doubt about the Company's ability to generate sufficient cash to support its operations during the twelve month period following May 31, 1997. The Company's ability to continue as a going concern is dependent upon plans to restructure debt, to reduce or delay expenditures, or to increase ownership equity as discussed in Note 13 of Notes to Consolidated Financial Statements. In the absence of the preceding events, there is a substantial doubt as to the Company's success of future operations. The result includes a possible discontinuance of operations in which there is a commencement of dissolution or bankruptcy. The Company believes that successful closure of any of the contemplated transactions as discussed in Note 13, as well as funds generated by operations (i.e. management's ability to reduce the significant operating losses), the availability of credit under the revised credit facilities coupled with reduced inventory levels will contribute to meeting the Company's working capital, letter of credit and capital expenditure requirements for the foreseeable future. (See Note 6 in the Notes to the consolidated financial statements for further discussion of the revised credit facilities.)

Inflation

The moderate rate of inflation over the past four years has not had a significant impact on the Company's sales and profitability.

Seasonality of Business

Historically, the Company has achieved its highest net sales and gross profit levels in its second fiscal quarter, followed in declining order by the first, fourth and third quarters. This pattern results primarily from the timing of shipments for each season; however, the timing of seasonal shipments can vary from quarter to quarter.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item 8 is included following the "Index to Consolidated Financial Statements and Schedule" appearing at the end of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information as to the Directors and Executive Officers of the Company is set forth below:


Name                                    Age         Office
----                                    ---         ------

Della Rounick . . . . . . . . . .        51         Chairman of the Board and
                                                      Chief Executive Officer

Sam D. Kaplan . . . . . . . . . .        41         Chief Financial Officer and
                                                      Secretary

Martin R. Bring . . . . . . . . .        54         Director


Each director holds office until the next annual meeting of stockholders or until his successor shall have been elected and qualified. Officers serve at the discretion of the Board of Directors.

Della Rounick was appointed Co-Chairman of the Board and Chief Executive Officer in July 1995, after being appointed Vice-Chairman of the Board and Chief Executive Officer in June 1995 and has become Chairman of the Board after the death of her Co-Chairman William J. Carone in June 1997. She was appointed to the Company's Board of Directors in January 1994. Mrs. Rounick beneficially owns 4,430,748 shares of He-Ro Group common stock, representing approximately 66% of the common stock outstanding. Prior to being appointed Chief Executive Officer, Mrs. Rounick served as Vice President and Director of Design Coordination for the Company since April 1994. Prior to April 1994, Mrs. Rounick was a designer for the Niteline division and for the Company's D'Ore line, which has been discontinued as a result of He-Ro's restructuring in 1993. Mrs. Rounick also served as a fashion advisor to her late husband, the Company's founder, for eight years, and sold her own line of clothing in Greece under the Della label.

Sam D. Kaplan was appointed Chief Financial Officer and Secretary of the He-Ro Group in March 1994. Prior to that he served as the Corporate Controller since joining the Company in November 1991. From 1988 to 1991, Mr. Kaplan, a certified public accountant, was an audit manager for the accounting firm of Ferro, Berdon & Company.

Martin R. Bring assumed a position on the Company's Board of Directors in September 1991. Mr. Bring is and since 1978 has been a principal of the New York law firm Lowenthal, Landau, Fischer, & Bring, P.C. Mr. Bring is also a director of Sloans Supermarkets, Inc., a supermarket chain.

ITEM 11.  EXECUTIVE COMPENSATION

The Registrant will file with the Securities and Exchange Commission, by September 30, 1997, a definitive information statement, pursuant to Regulation 14C under the Securities and Exchange Act of 1934 relating to its 1997 Annual Meeting Act of Stockholders at which directors will be elected. The information statement will include the information required by Item 402 of Regulation S-K. The information statement, when filed, is incorporated by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT

The registrant will file with the Securities and Exchange Commission, by September 30, 1997, a definitive information statement, pursuant to Regulation 14C under the Securities and Exchange Act of 1934 relating to its 1997 Annual Meeting of Stockholders at which directors will be elected. The information statement will include the information required by Item 403 of Regulation S-K. The information statement, when filed, is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Registrant will file with the Securities and Exchange Commission, by September 30, 1997, a definitive information statement, pursuant to Regulation 14C under the Securities and Exchange Act of 1934 relating to its 1997 Annual Meeting of Stockholders at which directors will be elected. The information statement will include the information required by Item 404 of Regulation S-K. The information statement, when filed, is incorporated herein by reference.

PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K

(a)     Financial Statements and Financial Schedule: Page Number

Report of Independent Public Accountants ............................ F-2

Financial Statements:

     Consolidated Balance Sheets as of .............................. F-3
     May 31, 1996 and May 31, 1997

     Consolidated Statements of Operations for ...................... F-4
     the Three Years Ended May 31, 1997

     Consolidated Statements of Changes ............................. F-5
     in Stockholders' Equity (Deficit)for the
     Three Years Ended May 31, 1997

     Consolidated Statements of Cash Flows .......................... F-6
     for the Three Years Ended May 31, 1997

Notes to Consolidated Financial Statements .......................... F-7 - F-19

Unaudited Quarterly Results ......................................... F-20


(b)     Exhibits:

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

3.2     Bylaws of Registrant,  as amended.  Incorporated by reference to Exhibit
        3.2 of Registrant's 1995 10-K.

3.3 Specimen Certificate for Common Stock of Registrant. Incorporated by reference to Exhibit 3.3 of Registrant's 1995 10-K.

10.1 Lease dated December 20, 1990, between Hartz Mountain Industries, Inc. and The He-Ro Group, Inc. relating to the premises located at 35 Enterprise Avenue, Secaucus, New Jersey. Incorporated by reference to
        Exhibit 10.1 of Registrant's 1995 10-K.

*10.2 Sublease dated March 6, 1997 between The He-Ro Group, Inc. (as sublessor) and Harve Benard (as sublessee) relating to the premises located at One American Way, Secaucus, New Jersey.

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

10.13   1992 Outside  Director Stock Option Plan.  Incorporated  by reference to
        Exhibit 10.13 of Registrant's 1995 10-K.

10.14 1993 Outside Director Stock Option Plan. Incorporated by reference to Exhibit 10.14 of Registrant's 1995 10-K.

10.15   Amended  and  Restated   1994  Outside   Director   Stock  Option  Plan.
        Incorporated by reference to Exhibit 10.15 of Registrant's 1996 10-K.

21.1    Subsidiaries  of the  Registrant.  Incorporated  by reference to Exhibit
        21.1 of Registrant's 1995 10-K.

*27     Financial Data Schedule

* Filed herewith.


(c)     Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on August 27, 1997.

                                           THE HE-RO GROUP, LTD.




                                           By /s/ SAM D. KAPLAN
                                           --------------------
                                           Sam D. Kaplan
                                           Chief Financial Officer
                                           and Secretary
                                           (principal financial and
                                           accounting officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on August , 1997.


Signature                                               Title


/s/ DELLA ROUNICK                              Chairman of the Board and
------------------------                       Chief Executive Officer
Della Rounick



/s/ MARTIN R. BRING                            Director
------------------------
Martin R. Bring

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


                                                         Page
                                                        Number
                                                        ------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ................ F-2

FINANCIAL STATEMENTS:
   Consolidated Balance Sheets as of
   May 31, 1996 and May 31, 1997 ........................ F-3

   Consolidated Statements of Operations for the
   Three Years Ended May 31, 1997 ....................... F-4

   Consolidated Statements of Changes In
   Stockholders' Equity (Deficit) for the
   Three Years Ended May 31, 1997 ....................... F-5

   Consolidated Statements of Cash Flows
   for the Three Years Ended May 31, 1997 ............... F-6

   Notes to Consolidated Financial Statements ........... F-7 - F-19

UNAUDITED QUARTERLY RESULTS ............................. F-20


NOTE: Supplemental schedules have been omitted as inapplicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of The He-Ro Group, Ltd.:

We have audited the accompanying consolidated balance sheets of The He-Ro Group, Ltd. (a Delaware corporation) and subsidiaries as of May 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three fiscal years in the period ended May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The He-Ro Group, Ltd. and subsidiaries as of May 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended May 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, because the Company has been incurring losses from operations, the Company was in default of certain financial covenants with its senior lender, Foothill Capital Corporation, which have been waived by the lender through the fiscal quarter ending on August 31, 1997. As discussed in
Note 13 to the financial statements, there has been insufficient liquidity, as required by its credit agreement with Foothill Capital Corporation to allow the Company to pay required monthly installments of principal to its group of four banks that rank junior to Foothill Capital Corporation. In addition, the Company is projecting further losses from operations for the year ending May 31, 1998. The combination of these factors raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


New York, New York
August 18, 1997 (except
with respect to the credit
agreement amendment and
financial covenant waiver
discussed in Note 6, as to
which date is August 27, 1997)


                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                                              May 31

                                                                                                  1996                     1997
                                                                                              -----------               -----------
     ASSETS
CURRENT ASSETS:
     Cash ......................................................................              $       405               $       354
                                                                                              -----------               -----------
     Accounts receivable:
         Trade, net of allowances for doubtful
           accounts of $300 (1996) and $400 (1997) .............................                    1,648                     1,016
         Suppliers and other ...................................................                    2,991                     3,311
                                                                                              -----------               -----------
                                                                                                    4,639                     4,327

     Inventory, net ............................................................                   15,029                    10,751
     Other current assets ......................................................                      493                       828
                                                                                              -----------               -----------
         Total current assets ..................................................                   20,566                     6,260
                                                                                              -----------               -----------

FIXED ASSETS - at cost, net of accumulated
     depreciation and amortization .............................................                    2,424                       515
                                                                                              -----------               -----------
OTHER ASSETS:
     Deposits and other assets .................................................                      835                       233
     Investment - foreign affiliates ...........................................                      798                       798
                                                                                              -----------               -----------
         Total other assets ....................................................                    1,633                     1,031
                                                                                              -----------               -----------
                                                                                              $    24,623               $    17,806
                                                                                              ===========               ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
     Bank loans ................................................................              $     5,977                     5,032
     Current maturities of long-term debt ......................................                    2,600                     2,750
     Accounts payable ..........................................................                    5,981                     7,604
     Accrued expenses and other current
     liabilities ...............................................................                    1,888                     3,082
                                                                                              -----------               -----------
         Total current liabilities .............................................                   16,446                    18,468
                                                                                              -----------               -----------

Subordinated notes payable -
     stockholder ...............................................................                    5,296                     5,296

Long-term debt, net of current maturities ......................................                      150                      --
                                                                                              -----------               -----------
         Total liabilities .....................................................                   21,892                    23,764
                                                                                              -----------               -----------

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.01 par value; 1,000,000
         authorized shares; no shares outstanding ..............................                     --                        --
     Common stock, $.01 par value; 25,000,000
         authorized shares; issued and outstanding
         6,717,333 shares ......................................................                       67                        67
     Additional paid-in capital ................................................                   40,166                    40,166
     Accumulated Deficit .......................................................                  (37,502)                  (46,191)
                                                                                              -----------               -----------
         Total stockholders' equity (deficit) ..................................                    2,731                    (5,958)
                                                                                              -----------               -----------
                                                                                              $    24,623               $    17,806
                                                                                              ===========               ===========



The accompanying notes are an integral part of these consolidated financial statements.



                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                               Year Ended May 31


                                                        1995         1996         1997
                                                    ---------    ---------    ---------

Net sales ......................................      $57,224      $53,361      $46,654

Cost of sales

   Cost of sales from operations ...............       35,235       33,646       28,527
   Other charges ...............................         --           --          2,400
                                                    ---------    ---------    ---------
                                                       35,235       33,646       30,927
                                                    ---------    ---------    ---------

  Gross profit .................................       21,989       19,715       15,727
                                                    ---------    ---------    ---------

Operating expenses

  Selling, general and administrative ..........       23,237       21,104       19,321
  Restructuring and other charges ..............        1,000         --          2,779
                                                    ---------    ---------    ---------
                                                       24,237       21,104       22,100
                                                    ---------    ---------    ---------
  Operating loss ...............................       (2,248)      (1,389)      (6,373)

Interest expense ...............................        2,262        2,539        2,316
                                                    ---------    ---------    ---------

  Loss before income taxes .....................       (4,510)      (3,928)      (8,689)

Benefit for income taxes .......................         (159)        --            --
                                                    ---------    ---------    ---------

  Net loss .....................................    $  (4,351)   $  (3,928)   $  (8,689)
                                                    =========    =========    =========

Net loss per common share .....................     $   (0.65)   $   (0.58)   $   (1.29)
                                                    =========    =========    =========

Weighted average shares outstanding ............        6,717        6,717        6,717
                                                    =========    =========    =========



The accompanying notes are an integral part of these consolidated financial statements.



                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 (In thousands)


                                               Common Stock
                                             -------------------                       Additional
                                             No. of                      Paid-in      Accumulated
                                             Shares       Amount         Capital         Deficit         Total
                                             ------       ------         -------         -------        -------

Balance, May 31, 1994.............            6,717         $67          $40,166        $(29,223)       $11,010

Net loss..........................               -           -                -           (4,351)        (4,351)
                                             ------         ---          -------         -------        -------

Balance, May 31, 1995.............            6,717         $67          $40,166        $(33,574)       $ 6,659

Net loss..........................               -           -                -           (3,928)        (3,928)
                                             ------         ---          -------         -------        -------

Balance, May 31, 1996.............            6,717         $67          $40,166        $(37,502)       $ 2,731

Net loss..........................               -           -                -           (8,689)        (8,689)
                                             ------         ---          -------         -------        -------

Balance, May 31, 1997.............            6,717         $67          $40,166        $(46,191)       $(5,958)
                                             ======         ===          =======        =========       =======




The accompanying notes are an integral part of these consolidated financial statements.



                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                              Year Ended May 31

                                                                                         1995          1996         1997
                                                                                       -------       -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss..................................................                      $(4,351)      $(3,928)     $(8,689)
                                                                                       -------       -------      -------
      Adjustments to reconcile net loss to
      net cash provided by operating activities
          Depreciation and amortization.........................                        1,422         1,054          826
          Loss on disposition of fixed assets...................                           91            46        1,171
          Deferred income taxes.................................                         (215)            -            -
          Amortization of deferred finance costs................                            9           276          309

      (Increase) decrease in assets:
          Trade receivables....................................                           611           536          632
          Suppliers and other receivables......................                         3,092          (341)        (320)
          Inventories, net.....................................                         2,317         4,054        4,278
          Other current assets.................................                           201           288         (335)

      Increase (decrease) in liabilities:
          Accounts payable.....................................                           112        (1,013)       1,623
          Accrued expenses and other current liabilities.......                          (273)         (472)       1,194
                                                                                       -------       -------       ------
          Total net adjustments................................                         7,367         4,428        9,378
                                                                                       -------       -------      -------
              Net cash provided by operating activities........                         3,016           500          689
                                                                                       -------       -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of fixed assets..............................                          (511)          (76)         (88)
      Investment - foreign affiliates..........................                           292             -            -
      Decrease in other assets.................................                           156            74          333
                                                                                       -------       -------      -------
              Net cash (used in)/provided by
              investing activities.............................                           (63)           (2)         245
                                                                                       -------       -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase in subordinated notes payable -
      stockholder..............................................                         1,000             -           -
      Deferred finance costs...................................                          (327)         (227)         (40)
      (Decrease) in bank loans.................................                        (6,793)         (675)        (945)
                                                                                       -------       -------      -------
              Net cash (used in) financing
              activities.......................................                        (6,120)         (902)        (985)
                                                                                       -------       -------      -------

NET (DECREASE) IN CASH.........................................                        (3,167)         (404)         (51)

CASH, beginning of year........................................                         3,976           809          405
                                                                                       -------       -------      -------

CASH, end of year..............................................                       $   809       $   405      $   354
                                                                                       =======       =======     ========



The accompanying notes are an integral part of these consolidated financial statements.

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of The He-Ro Group, Ltd. and its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which principles assume that assets will be realized and liabilities discharged in the normal course of business.

The Company is primarily engaged in the merchandising and distribution of imported designer women's apparel at the wholesale and retail levels. The principal market for the Company's products is the United States.

Investment - foreign affiliates is accounted for on the equity method (see Note 5 for further discussion).

The years ending May 31, 1995, 1996 and 1997 are defined as "fiscal 1995", "fiscal 1996" and "fiscal 1997", respectively.


Uses of Estimates

Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.


Inventory, net

Inventory is stated at lower of cost (first-in, first-out method) or market.


Fixed Assets

Machinery and equipment and furniture and fixtures are depreciated using the straight-line method over their estimated useful lives of 5-7 years. Leasehold improvements are amortized using the straight-line method over the shorter of the term of the lease or the estimated useful life of the asset.


Deferred Charges

Costs incurred with respect to the Company's debt financing are amortized on a straight-line basis over the term of the loan.

Foreign Currency Translation

The accounts of the Company's foreign operations are translated into U.S. dollars in accordance with FASB Statement No. 52, "Foreign Currency Translation." Balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the year. Exchange gains and losses are included in the determination of the current year's results of operations and are not significant for any year presented.


Income Taxes

Certain items of income and expense are not reported in both the tax returns and financial statements in the same year. The resulting tax differences are reported as deferred income taxes.


Revenue Recognition

Sales are recognized upon shipment of products or, in the case of retail sales, when payment is received. Allowances for estimated returns and discounts are provided for based on historical experience when sales are recorded.


New Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This statement is effective for the Company beginning in the third quarter of fiscal year ending May 31, 1998. Adoption of SFAS No. 128 will require the Company to replace the presentation of primary earnings per share ("EPS") with a presentation of basic EPS. The Company will be required to restate all prior-period EPS data presented. The Company does not expect there to be any differences between the presented EPS and restated EPS.


2)      RESTRUCTURING CHARGES

In October 1993, the Board adopted a restructuring plan pursuant to which during the fiscal year ending May 31, 1994 and thereafter, the Company would refocus substantially all of its resources on its core evening and special occasion wear business, primarily its Black Tie by Oleg Cassini and Niteline product lines, and its retail outlet stores. At the same time, the Company determined it should discontinue producing moderate dresses and sportswear and bridge dresses and suits, and close the divisions responsible for the discontinued product lines.

In connection with these actions, the Company recorded pre-tax restructuring charges of $1.0 million for the year ended May 31, 1995 that primarily reflects the continued downsizing of the Company's Hong Kong production office, in addition to lease and other settlements and legal fees relating to the discontinued business, offset by a $.4 million reversal of a previously established accrual for a legal action based on legal counsel's opinion that such legal action is unlikely to result in the Company being required to pay any such amount.

During fiscal 1995, the Company made payments of approximately $1.4 million related to fiscal 1994 and 1995 restructuring charges consisting of $.1 million in severance, $.2 million in legal fees, $.5 million in lease and licensing payments, and $.6 million relating to other settlements. During fiscal 1996, the Company made payments of approximately $.4 million related to fiscal 1994 and 1995 restructuring charges consisting of $.3 million in lease payments and $.1 million in severance and other settlements.

In February 1997, at a Special Meeting of the Company's Board of Directors, as part of its ongoing cost cutting efforts, the Board adopted a restructuring plan in connection with the subletting of the Company's domestic warehouse and distribution center, administrative offices and retail store which are currently located in a single leased facility in Secaucus, New Jersey, and in March 1997 the Company entered into a sublease with Harve Benard with respect to such facility. Because the Company has downsized its operation to its core eveningwear business as a result of the structuring plan adopted by the Board in October 1993, the Company's current operations no longer justify the use of the more expansive facilities located in Secaucus, New Jersey. Accordingly, the Company has relocated its administrative offices and retail store to smaller leased space in Secaucus, and is utilizing an independent third party for the distribution and warehousing of inventory.

In May 1997, at a Special Meeting of the Company's Board of Directors, the Board expanded upon the restructuring plan, which was adopted by the Board in February 1997, to further cut costs and streamline operations. The Board elected to further restructure the Company's Hong Kong operations again downsizing and consolidating the production office and moving the sample making operations from Hong Kong to China. Additionally, as part of this restructuring, the Company will close certain unprofitable retail stores so it can focus its resources on developing the profitable store operations.

As a result of the foregoing fiscal 1997 restructuring, the restructuring charge for the year ended May 31, 1997 is $1.7 million, of which $0.8 million reflects losses due to the abandonment of certain fixed assets and leasehold improvements, $0.5 million of costs related to the loss incurred by the Company due to the lower rent payable by the subleassee and other expenses related to the sublet, $0.2 million to downsize the Company's Hong Kong operations which includes costs to close down the Hong Kong sample facility, severance costs and other related expenses, and $0.2 million of costs related to closing certain of the Company's retail stores.

Included on the accompanying consolidated balance sheets in accrued expenses and other current liabilities related to the restructuring charges is an accrual of $0.1 million and $.7 million as of May 31, 1996 and 1997, respectively.

3)  INVENTORY, NET

Inventory, net consists of the following:
                                                            May 31
                                                        -------------
                                                   1996                 1997
                                                 -------              ------
                                                        (In thousands)

Finished goods...............................    $10,647              $ 9,012
Raw materials................................      4,382                1,739
                                                 -------               ------
                                                 $15,029              $10,751
                                                 =======              =======

During fiscal 1996, the Company recorded a $0.7 million inventory write-down. The increase in the inventory reserve resulted from a build-up of raw materials after management revised its design philosophy based primarily upon the projected use of fewer beads and sequins in current lines and from the remaining excess quantities of non-current fabric.

During fiscal 1997, the Company recorded a $2.4 million loss on sale of raw materials inventory. The loss related to the bulk sale of raw materials that the Company had previously intended to use in future inventory designs. However, in connection with the Company's ongoing cost cutting efforts, including occupancy costs, and the Company's increasing demand for working capital and cash, the Company decided to sell the raw materials.


4)  FIXED ASSETS

Fixed assets consist of the following:
                                                            May 31
                                                        -------------
                                                  1996                 1997
                                                -------              ------
                                                       (In thousands)

Machinery and equipment.....................    $ 3,115              $ 1,943
Furniture and fixtures......................      2,979                2,526
Leasehold improvements......................      3,647                1,894
                                                -------               ------
                                                  9,741                6,363
Less - Accumulated depreciation
   and amortization.........................      7,317                5,848
                                                -------               ------
                                                $ 2,424              $   515
                                                =======              =======

Depreciation and amortization expense was $1,422,000, $1,054,000 and $826,000 for the years ended May 31, 1995, 1996 and 1997, respectively.

In fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires the recognition of an impairment loss for an asset held for use when the estimate of undiscounted future cash flows expected to be generated by the asset is less than the carrying value of the asset. Generally, fair value will be determined using valuation techniques such as the present value of expected cash flows.

As a result of implementing SFAS 121, the Company recorded charges of $0.5 million to write down to fair value the assets of certain retail stores.

The $0.5 million impairment charge is included in restructuring and other charges in the consolidated statement of operations for the year ended May 31, 1997.


5)  RELATED PARTY TRANSACTIONS

Investment-foreign affiliates as presented on the Consolidated Balance Sheets as of May 31, 1996 and 1997 represents the Company's $798,000 investment in Great Projects Limited (GPL), a Hong Kong corporation. Fifty percent of GPL is owned by a subsidiary of the Company, and 25% is owned by each of two Hong Kong companies that are unaffiliated with the Company or its officers or directors. As of October 31, 1993, the partners agreed to discontinue the operations of GPL. In January 1996, liquidation proceedings in Hong Kong were commenced to wind up GPL. Included in accounts payable on the accompanying consolidated balance sheet is $2,151,000 due to the foreign affiliate at May 31, 1996 and 1997. The Company does not expect any material impact on its results of operations due to the liquidation of GPL.

Della Rounick, the beneficial principal stockholder, is employed as the Chairman of the Board and Chief Executive Officer by the Company, and has held the title of Co-Chairman and Chief Executive Officer since the beginning of fiscal 1996, for which she is being paid an annual salary of $220,000. Prior to that, Della Rounick had been the Director of Design for the Company, for which she was paid approximately $75,000 during the year ended May 31, 1995. See Note 8.


6)  BANK LOANS AND LONG TERM DEBT

On May 12, 1995, the Company signed a credit agreement (the "Foothill Credit Agreement") with Foothill Capital Corporation ("Foothill") for a two year term expiring June 2, 1997, to enable the Company to borrow, assuming that borrowing base thresholds are met (for direct loans and letters of credit), amounts not exceeding $15,000,000 during the term of the credit agreement. As a result of an Amendment dated August 27, 1997, the term of the Foothill Credit Agreement has been extended through November 30, 1997. The indebtedness incurred under the Foothill Credit Agreement is secured by a first lien on the Company's domestic inventory and accounts receivable, among other collateral.

Interest on direct debt is payable at the prime rate (8.50% at May 31, 1997) plus 3 1/2% per annum. At May 31, 1997, the direct debt outstanding under the Foothill Credit Agreement was $5,032,000 and the Company was contingently liable for outstanding letters of credit of approximately $500,000. The Company's credit line with Foothill refinanced a substantial portion of the indebtedness previously outstanding from the Company to a group of four banks (the "Bank Group"). At May 31, 1997, the outstanding indebtedness of the Company to the Bank Group was $2,750,000 in the aggregate under the Company's fourth amended and restated credit agreement with its Bank Group, evidenced by a term note to each bank with interest at 2% above the prime rate. The Company's indebtedness to the Bank Group is (i) subordinated to the Company's indebtedness to Foothill
(ii) secured by a second lien on the domestic inventory and accounts receivable, among other collateral, and a first lien on the inventory located in Hong Kong and China, and (iii) subject to a mandatory prepayment of $100,000 for any month in which the Company's inventory in Hong Kong and China decrease below certain minimum thresholds. This loan is due and payable in monthly installments of principal ranging from $50,000 to $150,000 beginning August 1995, plus monthly interest payments, with the final payment due in June 1997. These payments are permitted under the Foothill Credit Agreement if certain liquidity standards are met.

For the months ended December 1995 through July 1997, because these liquidity standards were not met, the Company was not permitted to pay the monthly installments of principal to the Bank Group, and accordingly, was not in compliance with its credit agreement with the Bank Group. As a result of the foregoing and in connection with the current transaction negotiations as discussed in Note 13, the Company is negotiating with its lenders to revise its credit facilities.

The Bank Group holds warrants to purchase up to an aggregate of 250,000 shares of the Company's common stock at a price of $2.00 per share expiring on September 17, 1999.

The Company's credit agreements with Foothill and the Bank Group require Della Rounick and the estate of Herbert Rounick, collectively, to own or control at least 51% of the Company's outstanding common stock. In addition, the more significant restrictive covenants as defined in the Foothill Credit Agreement are as follows:

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

As of May 31, 1997, the Company was not in compliance with the majority of the financial covenants under the Foothill Credit Agreement. The Company has received a waiver from Foothill relating to the foregoing non-compliance as at the fiscal year ended May 31, 1997 and the first quarter of fiscal 1998.

See Note 13 for a discussion relating to the Company's projections and the affect on its compliance with these financial covenants for the year ending May 31, 1998.

7)  INCOME TAXES

Foreign and domestic (loss) before income taxes is as follows:

                                            Year Ended May 31
                                         ----------------------
                                   1995           1996             1997
                                   ----           ----             ----
                                             (In thousands)

Domestic....................    $(4,510)        $(3,928)         $(8,689)
Foreign.....................          -              -                -
                                 ------          ------            -----
                                $(4,510)        $(3,928)         $(8,689)
                                =======         =======          =======


The following summarizes the (benefit) for income taxes:

                                            Year Ended May 31
                                         ----------------------
                                   1995           1996             1997
                                   ----           ----             ----
                                            (In thousands)

Federal....................      $(156)         $    -           $    -
State and local............         (3)              -                -
                                 -----           ------           ------
                                 $(159)         $    -           $    -
                                 =====           ======           ======


The provision for income taxes differs from the amounts computed by applying Federal statutory rates due to the following:

                                            Year Ended May 31
                                         ----------------------
                                   1995           1996             1997
                                   ----           ----             ----
                                            (In thousands)

Provision computed at the
  Federal statutory
  rate of 34%................. $(1,533)        $(1,336)         $(2,954)
State and foreign income
  taxes, net of
  Federal income tax benefit..       3               -               -
Valuation allowance for
  deferred tax assets
  not recognized..............   1,371           1,336            2,954
                                ------         -------          -------
Income taxes..................  $ (159)        $     -          $    -
                                ======         =======          =======


Deferred income taxes are the result of provisions of the tax law that either require or permit certain items of income or expense to be reported for tax purposes in different periods than for financial reporting. The nature of the differences and their effect on income tax expense is as follows:

                                             Year Ended May 31
                                    ------------------------------------
                                    1995            1996            1997
                                    ----            ----            ----
Depreciation methods,
  net of valuation allowance ... $  (155)              -              -

Provision for bad debts ........     (60)              -              -
                                  ------          ------           ------

                                  $ (215)         $    -           $  -
                                  ======          ======           ======

A summary of deferred tax assets (liabilities) is as follows:

                                                        May 31
                                                    -------------
                                             1996                     1997
                                             ----                     ----
                                                   (In thousands)
Deferred Tax Assets - Current
-----------------------------
Provision for bad debts ................  $   143                  $   143
Accrued shareholder interest ...........      234                      431
Loss carryforwards .....................   12,078                   14,835
                                           ------                  -------
                                           12,455                   15,409
Valuation allowance ....................  (12,312)                 (15,266)
                                          -------                  -------
                                           $  143                  $   143
                                           ======                  =======


Deferred Tax Liabilities - Long-term
------------------------------------
Undistributed Earnings of
  foreign affiliate ....................   $ (325)                 $  (325)

Depreciation methods ...................      392                      392
                                           ------                  -------
                                               67                       67
Valuation allowance ....................      (67)                     (67)
                                           $    -                  $     -
                                           ======                  =======


The current deferred tax assets are included in other current assets on the accompanying consolidated balance sheets. The current deferred tax assets arising from loss carryforwards and timing differences are significantly reserved with valuation allowances because of the uncertainty of realizing their benefit of future offsets against taxable income.

At May 31, 1997, the Company has approximately $38,000,000 of net operating loss carryforwards for U.S. tax reporting purposes which begin to expire in 2009.


8)  SUBORDINATED NOTES PAYABLE - STOCKHOLDER

Notes and obligations payable to the beneficial principal stockholder in the aggregate principal amount of $5,296,000 are subordinated to the Company's indebtedness to Foothill and the Bank Group and bear interest varying from 8% to 12% per annum. Included in obligations to the beneficial principal stockholder, which have also been subordinated to the Company's indebtedness to Foothill and the Bank Group (see Note 6), is $1,500,000 of accrued death benefits and $1,000,000 representing an amount which the beneficial principal stockholder loaned to the Company on January 24, 1995 and concurrently was released on a guarantee of the credit facility with the Bank Group. Interest expense paid or accrued to the beneficial principal stockholder was $432,000, $492,000 and $492,000 for the years ended May 31, 1995, 1996 and 1997, respectively. Accrued expenses and other current liabilities on the accompanying consolidated balance sheets includes $.6 million and $1.1 million in accrued interest payable to the beneficial principal stockholder as of May 31, 1996 and May 31, 1997, respectively. All of the foregoing obligations are due upon demand but because these obligations are subordinated to the Company's indebtedness to Foothill and the Bank Group, the liability relating thereto has been classified as long-term. See Note 13.

9)  SUPPLEMENTAL CASH FLOW INFORMATION

Payments of income taxes were $83,000, $10,000 and $41,000 for the years ended May 31, 1995, 1996 and 1997, respectively. Payments of interest during the corresponding years were $2,123,000, $2,266,000 and $1,829,000 respectively.


10)  COMMITMENTS, CONTINGENCIES AND OTHER MATTERS


License Agreements

Effective June 1, 1996, the Company was obligated to pay minimum annual royalties of $350,000 to its licensor for the next three years. If all the renewal privileges are exercised, the agreement will expire in 2011. The license agreement contains royalty percentages on sales ranging from 1% to 4%.

Total royalty expense approximated $474,000, $442,000 and $417,000 for the years ended May 31, 1995, 1996 and 1997, respectively.


Leases

At May 31, 1997, the Company was obligated to pay minimum annual rentals expiring at various dates through the year 2002 which include increases in real estate taxes and other operating assessments. Minimum annual rentals exclusive of increases in real estate taxes and other operating assessments are as follows:
                                                    Year Ending
                                                      May 31
                                                  (In thousands)

1998...............................                     $ 2,970
1999...............................                       2,224
2000...............................                       1,881
2001...............................                       1,526
2002...............................                         978
Thereafter.........................                          26
                                                        -------
                                                        $ 9,605

The minimum payments shown above have not been reduced by minimum sublease payments of $891,000 due in the future under the sublease expiring January 2002. Total rent expense approximated $3,517,000, $3,300,000 and $2,975,000 for the years ended May 31, 1995, 1996 and 1997, respectively.


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

In May 1997, President Clinton issued a Presidential Determination recommending the renewal of "most-favored-nation" trade status for China for the twelve months ending July 2, 1998. Although resolutions disapproving such renewal were introduced into both the U.S. Senate and the House of Representatives, the House resolution was voted on and failed to pass. As has occurred in the last three years, in a break with previous years, the Presidential Determination did not recommend subjecting any future renewal of "most-favored-nation" trade status for China to various conditions, such as China's compliance with the 1992 bilateral agreement with the United States concerning prison labor and overall progress with respect to human rights, release and accounting of Chinese citizens imprisoned or detained for their political and religious beliefs, humane treatment of prisoners, protecting Tibet's religious and cultural heritage and permitting international radio and television broadcasts into China. However, bills have been introduced into Congress which, if enacted, would ban all entries or importations of Chinese origin articles which are the product, growth or manufacture of forced labor and which would deny most-favored-nation rates of duty to goods produced by the People's Liberation Army. "Most-favored-nation" trade status was renewed in July 1997 for an additional year. There is no assurance that the President will recommend the renewal of "most-favored-nation" trade status for China for the year commencing July 3, 1998 or thereafter or that Congress will not enact legislation denying or conditioning the grant of "most-favored-nation" trade status to China in the future or otherwise restricting the importation of goods from China.

In February 1997, the United States and China entered into a four year bilateral textile agreement, covering certain cotton, wool, man-made fiber, silk blend and other vegetable fiber textiles and textile products, expiring December 31, 2000. Among other things, the agreement reduces China's export quotas with respect to fourteen (14) apparel and fabric categories and permits the United States to impose significant penalties for transshipment violations. Such penalties include the assessment of "transshipment charges" against the restraint levels of affected categories which could result in such levels filling more rapidly or becoming fully utilized with little or no advance notice. In addition, a separate agreement between the United States and China was reached which subjects to quota limitations, China's exports of apparel containing 70% or more by weight of silk. This agreement is effective with respect to goods produced in or manufactured in China and exported to the United States during the period January 1, 1997 through December 31, 1997 and replaces a substantially similar agreement which was in effect from April 1, 1994 through December 31, 1996.

The United States has announced its agreement with China on the separate treatment of textile quotas for Hong Kong after the reversion of such territory. Should the United States in the future determine that goods produced in Hong Kong would be subjected to Chinese quota, such a determination would adversely effect any contingency plans of the Company which are premised on the shifting of production or assembly of the products from China to Hong Kong.

In addition, over the past several years including 1996, the Office of the United States Trade Representative has conducted, and may in the future conduct, investigations relating to China's trade policies and practices. While previous investigations were resolved without resort to retaliatory trade sanctions against China by the United States, an unfavorable resolution of any future investigation could result in the imposition of retaliatory trade sanctions against China and on products imported from China. This includes punitive duties, fees or restrictions on certain Chinese products, including products manufactured by the Company in China.

Legislation implementing the Uruguay Round of the General Agreement on Tariffs and Trade was signed by President Clinton in late 1994. Among other provisions, it contained a section which amended the rules of origin applicable to textiles and textile products, effective with respect to goods entered or withdrawn from warehouse for consumption on or after July 1, 1996. Regulations implementing these changes were promulgated. In general, and with specified exceptions, the statute and regulations provide that most textile apparel articles will be considered to originate in the country in which they are wholly assembled. In many cases, this represents a change from the manner in which country of origin has been determined, which in many instances, was based on where the components were cut. The Company cannot now predict to what extent the new rules concerning country of origin will change import trade patterns or how it will impact upon quota usage from exporting countries.

The Company is a party to various claims, legal actions, and complaints arising in the ordinary course of business. In the opinion of the Company's management, all such matters are without merit or involve such amounts in which an unfavorable disposition would not have a material effect on the consolidated financial statements of the Company.


11) STOCK OPTIONS

In May 1991, the stockholders of the Company approved the adoption of the 1991 Stock Option Plan (the "Option Plan"). The Option Plan is designed to provide long-term incentive benefits to key employees, consultants and directors of the Company or any of its subsidiaries as determined by the Board of Directors, which group constitutes approximately fifteen (15%) percent of the Company's employees, or approximately 42 persons at the present time. In October 1992, the Board of Directors and stockholders approved an amendment to the Option Plan to increase the maximum aggregate number of shares of common stock authorized for issuance thereunder from 250,000 shares to 500,000 shares.

The Option Plan authorizes the issuance of incentive stock options (an "ISO"), as defined in section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and stock options that do not conform to the requirements of the Code section (a "Non-ISO"). Consultants and directors who are not also an employee of the Company may only be granted Non-ISOs. The exercise price of each ISO may not be less than 100% of the fair market value of the common stock at the time of grant, except that in the case of a grant to an employee who owns (within the meaning of the Code) 10% or more of the outstanding stock of the Company or any subsidiary ("10% Stockholder"), the exercise price shall not be less than 110% of such fair market value. The exercise price of each Non-ISO may not be less than 85% of the fair market value of the common stock at the time of grant thereof.


Changes in common shares under option for the years ended May 31, 1997, 1996 and
1995, are as follows:
                              1997                      1996                        1995
                     ----------------------   -------------------------   -------------------------

                               PRICE RANGE                PRICE RANGE                  PRICE RANGE
                     SHARES      PER SHARE       SHARES     PER SHARE       SHARES       PER SHARE
                     ------    -----------       ------   -----------       ------     -----------
BEGINNING OF YEAR   472,400    $1.00-$17.00     637,400    $2.00-$17.00    651,700     $2.00-$17.00

GRANTED              50,000       $1.00         107,000       $1.00            -            -

EXERCISED              -            -              -            -              -            -

CANCELLED           (53,800)   $1.00-$17.00    (272,000)      $2.00        (14,300)    $2.00-$17.00

END OF YEAR         468,600    $1.00-$17.00     472,400    $1.00-$17.00    637,400     $2.00-$17.00
                    =======    ============     =======    ============    =======     ============


In March 1994, the stockholders of the Company approved the adoption of the 1992, 1993 and 1994 Outside Directors Stock Option Plans (together, the "Directors Option Plans"). Pursuant to the Directors Option Plans, 185,000
shares are reserved for issuance upon the exercise of stock options granted under the individual Directors Option Plans. Both the 1992 and 1993 Outside Directors Stock Option Plans provide that all options are to be granted at an exercise price equal to the last sale price reported on the date of the grant. On October 11, 1995, the Board of Directors amended the 1994 Outside Directors Stock Option Plan in which the Company granted options to purchase 50,000 shares of common stock to each 1994 outside director at an exercise price equal to the greater of $1.00 per share or the last sale price reported on the grant date. Each outside director previously held options to purchase 100,000 shares of common stock at an exercise price equal to the greater of $2.00 per share or the last sale price reported on the grant date.

Statement of Financial Accounting Standards No.123 ("SFAS 123"), "Accounting for Stock Based Compensation," is effective for the Company's fiscal year ended May 31, 1997. As permitted by SFAS 123, the Company intends to continue to apply the accounting provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and to make annual disclosures of the effect of adopting the fair value method of accounting for employee stock and similar instruments.

As a result of the fact that the strike price of the Company's stock options exceeds the current market value of the stock (closing price as of August 18, 1997 of $.25 per share), management's assessment is that the options have a negligible or zero value.


12)  401(K) PLAN

The Company adopted a 401(K) plan effective January 1, 1995. The plan covers all eligible U.S. employees who are 21 years of age with six months or more years of service. The plan pays benefits based on an employee's account balance. Participants may contribute from 1% to 15% of their salary on a before-tax basis. The Company matches 10% of participant contributions. Participant and employer contributions are fully and immediately vested. The Company's fiscal 1997 and 1996 contributions to the plan were not material to the consolidated financial statements.

13) GOING CONCERN CONSIDERATION

Because the Company has been incurring losses from operations, there has been insufficient liquidity, as required by its credit agreement with its senior lender, Foothill Capital Corporation ("Foothill"), to allow the Company to pay required monthly installments of principal to its group of four banks that rank junior to Foothill. In addition, the Company is projecting losses from operations for the year ending May 31, 1998, which will result in its non-compliance with the financial covenants under its credit agreement with
Foothill in fiscal 1998. In addition, the Company's credit agreement with Foothill currently expires on November 30, 1997. The combination of these factors raises substantial doubt about the Company's ability to continue as a going concern. In the fourth quarter of fiscal 1996, the Company began to explore its options relative to alleviating its financial instability including strategic alliances with other companies, an infusion of capital into the Company, the sale or merger of the Company, or any combination of the foregoing. The Company is currently negotiating with several potential investors with regard to certain proposed transactions. Costs associated with transaction investigations that have not reached fruition amounted to $.6 million and have been expensed. These costs appear as part of the restructuring and other charges in the consolidated statement of operations. Costs related to ongoing negotiations are capitalized.

In the absence of the consummation of any of the contemplated transactions or similar events that would provide plans to re-finance or restructure debt, to reduce or delay expenditures, or to increase ownership equity, there is a substantial doubt as to the Company's success of future operations. The result includes a possible discontinuance of operations in which there is a commencement of dissolution or bankruptcy or there could be an externally forced revision of its present operations structure.




                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES

                           UNAUDITED QUARTERLY RESULTS

                      (In thousands, except per share data)

Unaudited quarterly financial information for fiscal years 1997 and 1996 is set forth in the table below:


                                            August               November               February                 May
                                       --------------         --------------         --------------        --------------
                                       1996      1995         1996      1995         1997      1996        1997      1996
                                       ----      ----         ----      ----         ----      ----        ----      ----

Net Sales .........................  $11,577   $13,704      $13,904   $14,845      $ 9,648   $12,278     $11,525   $12,534
Gross Profit ......................    4,642     5,772        5,240     5,457        3,615     4,643       2,230     3,843
Net loss ..........................     (994)      (89)        (129)     (641)      (2,964)     (967)     (4,602)   (2,231)
Net loss per common share .........  $ (0.15)  $ (0.01)     $ (0.02)  $( 0.10)     $ (0.44)  $ (0.14)    $ (0.68)  $ (0.33)
