Form 10-K/A
period 1997-05-31
HE RO GROUP LTD
filed 1997-09-26
CIK 875043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-K/A

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from...................to.............................

                         Commission File Number 1-10860

                              THE HE-RO GROUP, LTD.
             (Exact name of registrant as specified in its charter)

                 Delaware                                    13-36155898
      (State or other jurisdiction of                      (I.R.S. employer
   incorporation or organization number)                   identification)


    550 Seventh Avenue, New York, New York                      10018
   (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:  212 840-6047

Securities registered pursuant to Section 12(b) of the Act:

         Title of class               Name of each exchange on which registered
  Common Stock $.01 par value                          None


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

                                    Yes [X]  No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based upon the closing sale price on the OTC Bulletin Board on September 24, 1997, the aggregate market value of the Registrant's Common Stock, $.01 par value per share ("Common Stock"), held by non-affiliates of the registrant on such date was approximately $1,683,874.

     Number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of September 24, 1997: 6,717,333 shares.

Documents Incorporated by Reference: None of the information required by Parts I, II and III is incorporated by reference.

Item 11. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by the Company and its subsidiaries during the fiscal years ended May 31, 1995, 1996 and 1997 to the Company's Chief Executive Officer and the next two highest paid executive officers of the Company at May 31, 1997 (the "named executive officers"). On September 24, 1993, Herbert Rounick, Founder, Chairman of the Board and Chief Executive Officer of the Company died. Prior to the appointment of Della Rounick as Chief Executive Officer on June 1, 1995, no person had been elected to the office of then Chief Executive Officer as a replacement to Herbert Rounick. The late William J. Carone, the Company's Chairman of the Board, was the person who served the function closest to chief executive officer.


                           SUMMARY COMPENSATION TABLE


                                                          Annual Compensation                   Long Term Compensation
                                                          -------------------                   ----------------------


                                                                                        Awards                  Payouts

                                                                                                                              All
                                                                           Other                      Options                Other
                                                                           Annual    Restricted       Granted                 Com-
   Name and Principal                                                      Compen-     Stock            (No.      LTIP       pensa-
        Position               Year                             Bonus      sation     Award(s)        Shares)    Payouts      tion
          (a)                  (b)            Salary (c)         (d)         (e)         (f)            (g)        (h)         (i)
-----------------------------------------------------------------------------------------------------------------------------------
Della Rounick                  1997            $220,000           0           0           0              0          0           0
  CEO, Co-Chairman of
  the Board                    1996            220,000(1)         0           0           0              0          0           0

                               1995             75,000(1)         0           0           0              0          0           0
-----------------------------------------------------------------------------------------------------------------------------------
Sam D. Kaplan                  1997           $170,000            0           0           0              0          0           0
  Chief Financial Officer,
  Treasurer and Secretary      1996            161,345            0           0           0        $25,000(2)       0           0

                               1995            143,461            0           0           0              0          0           0
-----------------------------------------------------------------------------------------------------------------------------------
Mitchell Simbal                1997            120,000      $15,000     $20,000(3)        0              0          0           0
  Chief Operating Officer
                               1996            120,000      $18,000      10,836(3)        0              0          0           0

                               1995            118,000            0           0           0              0          0           0
-----------------------------------------------------------------------------------------------------------------------------------


(1) Ms. Rounick became Chief Executive Officer at the beginning of fiscal 1997. During the Company's 1995 fiscal year, Della Rounick served as the Company's Vice President - Director of Design Coordination. See "Certain Relationships and Related Party Transactions." Ms. Rounick, currently Chairman of the Board, served as Co-Chairman of the Board until the death of the other Co-Chairman of the Board, William J. Carone, in June 1997.

(2) Options to purchase 13,000 shares of Common Stock previously granted were repriced in fiscal 1996, in addition to a grant of options to purchase 12,000 shares of Common Stock during fiscal 1996.

(3)      Represents expense allowance for car and travel.


OPTION GRANTS TABLE FOR FISCAL 1997

    The following table sets forth information relating to stock options, if any, granted during the year ended May 31, 1997 to the three named executive officers. The grants of the options set forth below are also reflected in the table under the heading Summary Compensation Table. In addition, in accordance with the disclosure rules recently enacted by the Securities and Exchange Commission, the hypothetical gains or "options spreads" for each option grant are shown based on compound annual rates of stock price appreciation of 5% and 10% from the date of grant to the expiration date. The assumed rates of growth are prescribed by the Securities and Exchange Commission and are for illustrative purposes only; they are not intended to predict the future price of the Company's stock, which will depend upon market conditions and the Company's future performance and prospects. The Company has not granted any stock appreciation rights.


                     OPTIONS GRANTED DURING THE FISCAL YEAR
                               ENDED MAY 31, 1997

                                                                       Potential Realizable Value
                                                                        at Assumed Annual Rates
                                                                      of Stock Price Appreciation
             Individual Grants                                              for Option Term
-------------------------------------------------------------------------------------------------------

                                 Percent of
                                   Total
                                  Options
                                 Granted to
                                  Employees                 Market
                       Options    in Fiscal   Exercise      Price       Expira-
    Name               Granted       Year     Price ($/Sh)  ($/Sh)     tion Date   5% ($)      10% ($)
-------------------------------------------------------------------------------------------------------

Della Rounick             0          N/A          N/A         N/A         N/A        N/A         N/A

Sam D. Kaplan             0          N/A          N/A         N/A         N/A        N/A         N/A

Mitchell Simbal           0          N/A          N/A         N/A         N/A        N/A         N/A


AGGREGATED OPTIONS EXERCISED DURING AND OPTION VALUE TABLE AT THE END OF THE YEAR ENDED MAY 31, 1997

     During the year ended May 31, 1997 none of the named executive officers exercised any stock options. The following table sets forth information relating to the value at May 31, 1997 of unexercised stock options of the named executive officers who own stock options. (See "1991 Stock Option Plan").


                      VALUE OF OPTIONS AT MAY 31, 1997 (1)


                                                        Number of Unexercised
                       Shares                                  Options at               Value of Unexercised
                      Acquired                               May 31, 1997 (1)           in-the-Money Options
                         on            Value                       (#)                    at May 31, 1997(2)
                      Exercise       Realized                      (d)                           (e)

   Name                 (#)             ($)
    (a)                 (b)             (c)         Exercisable     Unexercisable   Exercisable   Unexercisable
---------------------------------------------------------------------------------------------------------------

Della Rounick            0              N/A                 0                 0              0               0

Sam D. Kaplan            0              N/A            10,800            14,200         $1,404          $1,846

Mitchell Simbal          0              N/A             6,000(3)         14,000            780           1,820



------------

(1) For the number of shares subject to options exercisable within 60 days of May 31, 1997.

(2) Options are "in-the-money" if on May 31, 1997 the market price of the Common Stock exceeded the exercise price of the option. The value of options is calculated by determining the difference between the aggregate market price of the Common Stock covered by the options on May 31, 1997 and the aggregate exercise price of such options.

(3) Mitchell Simbal resigned from the Company effective July 11, 1997. Accordingly, his options expire on October 10, 1997.


                          BOARD COMPENSATION COMMITTEE
                        REPORT ON EXECUTIVE COMPENSATION

PHILOSOPHY.  The  Company's  executive  compensation  philosophy  is to  provide
competitive  levels  of  compensation,   integrate  management's  pay  with  the
achievement of the Company's annual and long-term performance goals, reward above average corporate performance, recognize individual initiative and achievement, and assist the Company in attracting and retaining qualified management. Performance is measured in terms of both quantitative and qualitative goals at the corporate level, the division level and the individual level. Executive compensation consists of base salary, annual cash incentive compensation in the form of bonuses or commissions and long term incentive compensation in the form of stock options. The compensation of the Company's executive officers was reviewed and approved by the Compensation Committee, which was composed entirely of nonemployee directors. Management compensation is intended to be set at levels that the Compensation Committee believes is consistent with others in the Company's industry. Since the death in June 1997 of William J. Carone, former Director, Co-Chairman of the Board and member of the Compensation Committee, and until another nonemployee director is appointed to fill the vacancy created by his death, the remaining members of the Board of Directors have assumed the responsibilities of the Compensation Committee.

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

ANNUAL BONUSES. The Company has awarded bonuses in the past and may award bonuses in the future to certain employees. The amount of any bonus is discretionary and is determined based upon a combination of the level of achievement by the Company of its strategic and operating goals and the level of achievement by the individual of his or her individual objectives and goals. In addition, in determining whether to award a bonus, the Compensation Committee considers an individual's initiative and commitment to the Company. Certain of the employees earn a commission based on a percentage of the Company's net sales of the division managed by such executive.

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

     During the months following the death in September 1993, of Herbert Rounick, founder of the Company and its former Chairman and Chief Executive Officer, the Board of Directors retained an executive search firm to find a replacement chief executive officer for the Company. Because a suitable chief executive officer was not found, the late Mr. Carone, then Chairman of the Board, in order to fill the gap caused by the death of Mr. Rounick, became involved in the daily decision making activities of the Company. In June 1995, Della Rounick, the widow of Herbert Rounick and the Company's principal stockholder, assumed the responsibilities of Chief Executive Officer and Co-Chairman of the Board (and after Mr. Carone's death became Chairman of the Board), for which she receives an annual salary of $220,000. Prior to such time, Ms. Rounick had been a Vice President - Director of Design Coordination for which she was paid $75,000.00 during fiscal 1995.


                      BOARD OF DIRECTORS


                      Martin R. Bring
                      Della Rounick

                     COMPARATIVE PERFORMANCE BY THE COMPANY

     The Securities and Exchange Commission requires the Company to present a chart comparing the cumulative total stockholder return on its Common Stock with the cumulative total stockholder return over a five-year period of (i) a broad equity market index and (ii) a published industry index or "peer group." This chart compares the Common Stock with (i) the New York Stock Exchange Market Value Index and (ii) a group of public companies, each of which manufacturers apparel, and assumes an investment of $100 on May 31, 1992 in each of the Common Stock, the stocks comprising the New York Stock Exchange Market Value Index and the stocks of the selected apparel manufacturers. (The Company had been listed on the New York Stock Exchange through the end of its last fiscal year ended May 31, 1997.)




      Company                   1992(1)         1993           1994         1995          1996         1997
---------------------         ------------------------------------------------------------------------------

The He-Ro Group Ltd.             100           45.45          12.50         7.95         15.91        10.23

Peer Group(2)                    100          101.16          88.66        87.89        129.54       175.14

NYSE Market                      100          111.61         118.09       135.74        173.07       216.32



(1) The total return for each of the Company's Common Stock, the New York Stock Exchange Market Value Index and the selected apparel manufacturer assumes an investment of $100 on May 31, 1992 and the reinvestment of dividends (although dividends have not been declared on the Company's Common Stock) and is based on market capitalization.

(2) The "peer group" of selected apparel manufacturers consists of the following companies: Bernard Chaus, Inc., G-III Apparel Group, Ltd., Garan Incorporated, Jones Apparel Group, Inc., Kellwood Company, Liz Claiborne, Inc., Unitog Co. and VF Corporation. Yes Clothing Co., which was part of the peer group in past years, was omitted from the peer group for the fiscal year ended 5/31/92 because it was delisted from the New York Stock Exchange and is now traded on the OTC Bulletin Board, where information relating to stock price is not as accessible.


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

     During the year ended May 31, 1997, the Company granted to its employees 50,000 ISOs. The last reported sale price per share of the Company's Common Stock as reported on the OTC Bulletin Board on September 24, 1997 was $0.38.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

     During the year ended May 31, 1997, the Compensation Committee of the Company's Board of Directors consisted of William J. Carone and Martin R. Bring. Mr. Bring is a member of the New York, New York law firm Lowenthal, Landau, Fischer & Bring, P.C. which performs legal services for the Company.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The following table sets forth certain information as of September 22, 1997 pertaining to beneficial ownership of the Company's Common Stock (determined in accordance with Rule 13d-3) under the Securities Exchange Act of 1934) by persons known to the Company to beneficially own 5% or more of the Company's outstanding Common Stock, each named executive officer of the Company, each current director of the Company and by directors and officers of the Company as a group.


                                                                              Amount and            Percent
                                                                              Nature of                of
   Name and Address                                                           Beneficial             Common
   of Beneficial Owner                         Title                          Ownership              Stock
------------------------------------------------------------------------------------------------------------

Vasiliki Della Pasvantidou Rounick       Principal Stockholder,              4,430,748(1)             66%
15 West 53rd Street                      Chairman of the Board
New York, New York 10019                 and Chief Executive
                                         Officer and Director of the
                                         Company







                                                                              Amount and            Percent
                                                                              Nature of                of
   Name and Address                                                           Beneficial             Common
   of Beneficial Owner                         Title                          Ownership              Stock
------------------------------------------------------------------------------------------------------------

Durnard Limited                          Subsidiary of the                  1,343,462(2)            16.67%
17th Fl.                                 Company
9 Queens Road Central
Hong Kong

Martin R. Bring                          Director                              85,500(3)              1.5%
c/o Lowenthal, Landau, Fischer &
Bring, P.C.
250 Park Avenue
New York, New York 10177

Sam D. Kaplan                            Chief Financial Officer,              10,800(4)                *
The He-Ro Group, Ltd.                    Treasurer and Secretary
One American Way
Secaucus, New Jersey  07094

Mitchell Simbal                          Chief Operating Officer                6,000(5)                *
36 Westgate Road
Montebello, New York  10901


All directors and executive officers as                                     4,533,048(6)               67%
a group (4 persons)


--------------

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

(2) On March 14, 1994, the Company made a capital contribution of 1,343,462 shares of its Common Stock to Durnard Limited, a Hong Kong corporation, in exchange for all of the issued and outstanding shares of Capital Stock of Durnard Limited, to enable it to pledge such shares to Delta Asia Credit Limited a foreign lender ("Delta Asia") as collateral security for the obligations of the Company and its subsidiaries to Delta Asia (the "Obligations"). All of the 1,343,462 shares of the Company referred to herein were pledged to Delta Asia under a Charge dated March 11, 1994 as collateral security for the Obligations (the "Share Charge"), and Delta Asia filed a Schedule 13-D on March 28, 1994 (the "Schedule 13D") reporting shared voting and/or  dispositive  power over the shares.  Pursuant to
          Section 160(c) of the General Corporation Law of the State of Delaware so long as the Company owns a majority of the shares of Durnard Limited, the 1,343,462 shares referred to herein may not be voted by Durnard Limited nor counted for quorum purposes. Although the Obligations were paid in full on or about April 21, 1995, the Share Charge remained conditionally in effect through October 1995, and on or about such time the pledged shares were returned to Durnard. Assuming that (i) the Company continues to own a majority of the shares of Durnard Limited, (ii) Mr. Bring continues to serve as a director of Durnard Limited and (iii) Della Rounick continues to be a controlling stockholder of the Company such persons shall share dispositive power over the 1,343,462 shares referred to herein. For purposes of this table, the 1,343,462 shares have not been counted as outstanding shares in calculating any of the percentages of ownership, except with respect to the beneficial ownership by Durnard Limited.

          Because the Obligations have been paid in full and the pledged Shares have been returned to the Company, Delta Asia is not listed in the table as a beneficial owner of these shares, even though the Schedule 13D is currently on file. Other persons who had reported shared voting and/or dispositive power with Delta Asia Limited Credit on a Schedule 13-D filed with the Securities and Exchange Commission on their behalf on March 28, 1994 are as follows: Stanley Au Chong Kit, Forex (Nominees) Limited, Delta Asia Group (Holdings) Ltd., Banco Delta Asia S.A.R.L.

(3) Includes 85,000 shares which Mr. Bring has the right to acquire upon exercise of stock options which are exercisable within 60 days. Excludes 1,343,462 shares as to which Mr. Bring shares dispositive power.
          See footnote 2 above.

(4) Includes 10,800 shares which Mr. Kaplan has the right to acquire upon exercise of stock options which are exercisable within 60 days.

(5) Includes 6,000 shares which Mr. Simbal has the right to acquire upon exercise of stock options which are exercisible within 60 days.

(6) Includes an aggregate of 101,800 shares which certain officers and/or directors have the right to acquire upon exercise of stock options which are exercisable within 60 days.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     From time to time prior to the initial public offering of the Company's Common Stock on September 26, 1991, to help finance the Company's operations, the late Herbert Rounick, the Company's founder, loaned money to various subsidiaries of the Company for working capital purposes. As of May 31, 1996, the Company owed the Estate of Herbert Rounick an aggregate $2,796,000 in principal on account of such loans. Interest on these loans ranges from eight to 12% per annum. The Company believes that the terms of its indebtedness to the Estate of Herbert Rounick are at least as favorable as those it could have obtained if it had borrowed from an unrelated third party. In addition, the Company owes the Estate of Herbert Rounick $1,500,000 representing a death benefit due and owing under the Company's employment agreement, dated June 1, 1992, with Herbert Rounick, and $1,000,000 representing an amount which the Estate of Herbert Rounick, loaned to the Company on January 24, 1995 and concurrently was released on a guarantee of the credit facility with its bank group. Accordingly, as of May 31, 1997 the aggregate of the Company's indebtedness to the Estate of Herbert Rounick, was $6,415,000 (including $1,119,000 in accrued and unpaid interest), all of which is unsecured and is subordinated to the Company's indebtedness to its lenders. Under the terms of the Company's credit agreements, provided no default has occurred and is continuing thereunder, the Estate of Herbert Rounick is entitled to be repaid by the Company an amount of $40,947 for each calendar month representing payments of interest on the subordinated debt. Ms. Rounick, as Executrix of the Estate of Herbert Rounick has not received any interest payments since December, 1995.

     Della Rounick, as the principal stockholder, currently is the Chairman of the Board and Chief Executive Officer, for which she is receiving a salary of $220,000.

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

     See  also  "Item  11.  Executive   Compensation  -  Compensation  Committee
Interlocks and Insider Participation."

                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and greater than 10% stockholders ("Reporting Persons") to file certain reports ("Section 16 Reports") with respect to beneficial ownership of the Company's equity securities. Based solely on the Company's review of the
Section 16 Reports furnished to the Company by its Reporting Persons and, where applicable, certain written representations by any of them, all Section 16(a) filing requirements applicable to the Company's Reporting Persons during and with respect to fiscal 1997 have been complied with on a timely basis.



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT AND SCHEDULES AND REPORTS
          ON FORM 8-K


     None

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   THE HE-RO GROUP, LTD.


                                   By: /s/ Sam Kaplan
                                      Sam Kaplan,
                                      Chief Financial Officer


Dated:  September 25, 1997