Form 10-Q
period 1997-08-31
HE RO GROUP LTD
filed 1997-10-14
CIK 875043

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

              |x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1997

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                             Outstanding at
             Class of Common Stock                          October 14, 1997
             ---------------------                          ----------------
                $.01 par value                                  6,717,333

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES

Index

PART I.  FINANCIAL INFORMATION                                          Page No.

Item 1.  Financial Statements:

         Consolidated Balance Sheets
         August 31, 1997 and May 31, 1997..........................        3

         Consolidated Statements of Income
         Three Months Ended August 31, 1997 and 1996...............        4

         Consolidated Statements of Changes in Stockholders' Equity
         (deficiency) Three Months Ended August 31, 1997 and 1996..        5

         Consolidated Statements of Cash Flows
         Three Months Ended August 31, 1997 and 1996...............        6

         Condensed Notes to Consolidated Financial Statements......      7 - 13

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.......................     14 - 17

PART II. OTHER INFORMATION.........................................       18

                      THE HE-RO GROUP,LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                          August 31,     May 31,
                                                             1997         1997
                                                         (unaudited)
                                                         -----------     -------
        ASSETS
CURRENT ASSETS:
   Cash ................................................   $   168       $   354
                                                           -------       -------
   Accounts receivable:
     Trade, net of allowances for doubtful
     accounts of $400 ..................................     3,771         1,016
     Suppliers and other ...............................     2,886         3,311
                                                           -------       -------
                                                             6,657         4,327
   Inventory ...........................................    11,543        10,751
   Other current assets ................................       396           828
                                                           -------       -------
        Total current assets ...........................    18,764        16,260
                                                           -------       -------
FIXED ASSETS - at cost, net of accumulated
   depreciation and amortization .......................       443           515
OTHER ASSETS ...........................................     1,030         1,031
                                                           -------       -------
                                                           $20,237       $17,806
                                                           =======       =======

        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Bank loans ..........................................   $10,710       $ 7,782
   Accounts payable ....................................     8,404         7,604
   Accrued expenses and other current
     liabilities .......................................     2,875         3,082
                                                           -------       -------
        Total current liabilities ......................    21,989        18,468
                                                           -------       -------

Subordinated Notes Payable --
   stockholder, net of current maturities ..............     5,296         5,296
                                                           -------       -------

     COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 1,000,000
     authorized shares; no shares outstanding ..........      --            --
 Common stock, $.01 par value; 25,000,000
     authorized shares; issued and outstanding
     6,717,333 shares ..................................        67            67
   Additional paid-in capital ..........................    40,166        40,166
   Accumulated Deficit .................................   <47,281>      <46,191>
                                                           -------       -------
        Total stockholders' deficit ....................   <7,048>       <5,958>
                                                           -------       -------
                                                           $20,237       $17,806
                                                           =======       =======

The accompanying condensed notes are an integral part of these consolidated statements.

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)

                                   (UNAUDITED)

                                                      Three Months Ended
                                                  ------------------------
                                                          August 31,
                                                  ------------------------
                                                     1997            1996
                                                     ----            ----
Net sales ..................................      $   9,893        $11,577

Cost of sales ..............................          6,374          6,935
                                                  ---------        -------

   Gross profit ............................          3,519          4,642

Selling, general and administrative expenses          4,048          5,075

Operating loss .............................          <529>          <433>

Interest expense ...........................            561            561
                                                  ---------        -------

   Loss before income taxes ................        <1,090>          <994>

Provision for income taxes .................           --             --
                                                  ---------        -------

   Net loss ................................       $<1,090>         $<994>
                                                  =========        =======

Net loss per common share ..................        $<0.16>        $<0.15>
                                                  =========        =======

Weighted average shares outstanding ........          6,717          6,717
                                                  =========        =======

The accompanying condensed notes are an integral part of these consolidated statements.

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                                 (In thousands)

                                   (UNAUDITED)

                               Common Stock   Additional
                              No. of          Paid in     Accumulated
                              Shares  Amount  Capital       Deficit    Total
Balance, May 31, 1996          6,717     $67  $40,166      $<37,502>   $ 2,731

Net loss                                                       <994>      <994>
                               -----     ---  -------      --------    -------

Balance, August 31, 1996       6,717     $67  $40,166      $<38,496>   $ 1,737
                               =====     ===  =======      ========    =======

Balance, May 31, 1997          6,717     $67  $40,166      $<46,191>   $<5,958>

Net loss                                                     <1,090>    <1,090>
                               -----     ---  -------      --------    -------

Balance, August 31, 1997       6,717     $67  $40,166     $ <47,281>   $<7,048>
                               =====     ===  =======     =========    =======

The accompanying condensed notes are an integral part of these consolidated statements.

                     THE HE-RO GROUP, LTD., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (UNAUDITED)

                                                           Three Months Ended
                                                        ------------------------
                                                               August 31,
                                                        ------------------------
                                                          1997           1996
                                                          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ........................................    <1,090>        $   <994>
                                                        ------         --------
   Adjustments to reconcile net income to net
     cash provided by (used in) operating
     activities:
     Depreciation and amortization .................        72              246
     Amortization of deferred finance costs ........        56               79

(Increase) decrease in assets:
   Trade receivables ...............................    <2,755>          <2,916>
   Other receivables ...............................       425              <68>
   Inventories .....................................      <792>            <252>
   Other current assets ............................       432              <64>
Increase (decrease) in liabilities:
   Accounts payable ................................       800            1,083
   Accrued expenses and other current liabilities ..      <207>             140
                                                       -------          -------
   Total adjustments ...............................    <1,969>          <1,752>
                                                       -------          -------
        Net cash used in operating activities ......    <3,059>          <2,746>
                                                       -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of fixed assets .....................       --               <27>
   Increase in other assets ........................         5               26
                                                       -------          -------
Net cash used in (provided by) investing
activities .........................................         5               <1>
                                                       -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in bank loans ................     2,928            2,994
  Deferred finance costs ...........................       <60>             <39>
                                                       -------          -------
        Net cash provided by financing activities ..     2,868            2,955
                                                       -------          -------

NET INCREASE <DECREASE> IN CASH ....................     <186>             208
                                                       -------          -------

CASH, beginning of period ..........................      354              405
                                                       -------          -------

CASH, end of period ................................     $168             $613
                                                       =======          =======

The accompanying condensed notes are an integral part of these consolidated statements.

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES
              Condensed Notes To Consolidated Financial Statements
                                   (UNAUDITED)

                                 August 31, 1997

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

            The financial information as of and for the three months ended August 31, 1997 and 1996 has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The foregoing interim results are not necessarily indicative of the results of operations for the full year ending May 31, 1998 ("Fiscal 1998").

2.    RESTRUCTURING

            In February 1997, at a Special Meeting of the Company's Board of Directors, as part of its ongoing cost cutting efforts the Board adopted a restructuring plan in connection with the subletting of the Company's domestic warehouse and distribution center, administrative offices and retail store, which were located in a single leased facility in Secaucus, New Jersey; and in March, 1997 the Company entered into a sublease with Harve Benard with respect to such facility. Because the Company has downsized its operation to its core eveningwear business as a result of a restructuring plan adopted by the Board in October 1993, the Company's current operations no longer justify the use of the more expansive facilities located in Secaucus, New Jersey. Accordingly, the Company relocated its administrative offices and retail store to smaller leased space in Secaucus, and is utilizing an independent third party for the distribution and warehousing of inventory.

            In May 1997, at a Special Meeting of the Company's Board of Directors, the Board expanded upon the restructuring plan, adopted in February 1997 to further cut costs and streamline operations. The Board elected to further restructure the Company's Hong Kong operations by further downsizing and consolidating the production office and moving the sample making operations from Hong Kong to China. Additionally, as part of this restructuring, the Company will close certain unprofitable retail stores to aid the Company in focusing its resources on developing the profitable store operations.

      Included on the accompanying consolidated balance sheets in accrued expenses and other current liabilities related to the restructuring charges is an accrual of $.7 million as of August 31, 1997.

3.    INVENTORY

            Inventory is stated at the lower of cost (first-in, first-out) or market, and at August 31, 1997 was calculated using the gross profit method.

                                                     (In Thousands)
                                                 August 31,    May 31,
                                                   1997         1997
                                                 ---------      -----
                                                (UNAUDITED)
      Finished goods.........................     $10,154     $ 9,012
      Raw materials..........................       1,389       1,739
                                                  -------     -------
                                                  $11,543     $10,751
                                                  =======     =======

4.    FIXED ASSETS

      Fixed assets consist of the following:

                                                     (In Thousands)
                                                   August 31,   May 31,
                                                     1997        1997
                                                 ------------   -----
                                                 (UNAUDITED)
      Machinery and equipment.................    $ 1,943      $1,943
      Furniture and fixtures..................      2,526       2,526
      Leasehold improvements..................      1,894       1,894
                                                  -------      ------
                                                    6,363       6,363
      Less - Accumulated depreciation and
      amortization............................      5,920       5,848
                                                  -------      ------
                                                  $   443      $  515
                                                  =======      ======

5.    RELATED PARTY TRANSACTIONS

            The Company has an investment of $798,000 in Great Projects Limited ("GPL"), a Hong Kong corporation. Fifty percent of GPL is owned by a subsidiary of the Company, and 25% is owned by each of two Hong Kong companies that are unaffiliated with the Company or its officers or directors. As of October 31, 1993, the partners agreed to discontinue the operations of GPL. In January 1996, liquidation proceedings in Hong Kong were commenced to wind up GPL. Included in accounts payable is $2,151,000 due to the foreign affiliate at August 31, 1997 and May 31, 1996. The Company does not expect any material impact on its results of operations due to the liquidation of GPL.

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

            Interest on direct debt is payable at the prime rate (8.50% at August 31, 1997) plus 2 1/2% per annum. At August 31, 1997, the direct debt outstanding under the Foothill Credit Agreement was $7,960,000 and the Company was contingently liable for outstanding letters of credit of approximately $472,000.

            The Company's credit line with Foothill refinanced a substantial portion of the indebtedness previously outstanding from the Company to a group of four banks (the "Bank Group"). At August 31, 1997, the outstanding indebtedness of the Company to the Bank Group was $2,750,000 in the aggregate under the Company's fourth amended and restated credit agreement with its Bank Group, evidenced by a term note to each bank with interest at 2% above the prime rate. The Company's indebtedness to the Bank Group is (i) subordinated to the Company's indebtedness to Foothill
      (ii) secured by a second lien on the domestic inventory and accounts receivable, among other collateral, and a first lien on the inventory located in Hong Kong and China, and (iii) subject to a mandatory prepayment of $100,000 for any month in which the Company's inventory in Hong Kong and China decrease below certain minimum thresholds. This loan is due and payable in monthly installments of principal ranging from $50,000 to $150,000 beginning August 1995, plus monthly interest payments, with the final payment due in June 1997. These payments are permitted under the Foothill Credit Agreement if certain liquidity standards are met. For the months ended December 1995 through September 1996, because these liquidity standards were not met, the Company was not permitted to pay the monthly installments of principal to the Bank Group, and accordingly was not in compliance with its credit agreement with the Bank Group. As a result of the foregoing and in connection with the current transaction negotiations. as discussed in Note 9, the Company will be seeking to revise its credit facilities.

            The Bank Group holds warrants to purchase up to an aggregate of 250,000 shares of the Company's common stock at a price of $2.00 per share, expiring on September 17, 1999.

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

            As of August 31, 1997, the Company was not in compliance with certain financial covenants under the Foothill Credit Agreement. The Company has received a waiver from Foothill relating to the foregoing non-compliance (see Note 9 for further discussion).

7.    SUPPLEMENTAL CASH FLOW INFORMATION

            Payments of income taxes were $9,000 and $37,000 for the three months ended August 31, 1997 and 1996, respectively. Payments of interest during the corresponding periods were $519,000 and $554,000 respectively.

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

            In May 1997, President Clinton issued a Presidential Determination recommending the renewal of "most-favored-nation" trade status for China for the twelve months ending July 2, 1998. Although resolutions disapproving such renewal were introduced into both the U.S. Senate and the House of Representatives, the House resolution was voted on and failed to pass. As has occurred in the last three years, in a break with previous years, the Presidential Determination did not recommend subjecting any future renewal of "most-favored-nation" trade status for China to various conditions, such as China's compliance with the 1992 bilateral agreement with the United States concerning prison labor and overall progress with respect to human rights, release and accounting of Chinese citizens imprisoned or detained for their political and religious beliefs, humane treatment of prisoners, protecting Tibet's religious and cultural heritage and permitting international radio and television broadcasts into China. However, bills have been introduced into Congress which, if enacted, would ban all entries or importations of Chinese origin articles which are the product, growth or manufacture of forced labor and which would deny most-favored-rates of duty to goods produced by the People's Liberation Army. "Most-favored-nation" trade status was renewed in July 1997 for an additional year. There is no assurance that the President will recommend the renewal of "most- favored-nation" trade status for China for the year commencing July 3, 1998 or thereafter or that Congress will not enact legislation denying or conditioning the grant of "most-favored-nation" trade status to China in the future.

            In February 1997, the United States and China entered into a four year bilateral textile agreement, covering certain cotton, wool, man-made fiber, silk blend and other vegetable fiber textiles and textile products, expiring December 31, 2000. Among other things, the agreement reduces China's export quotas with respect to fourteen (14) apparel and fabric categories and permits the United States to impose significant penalties for transshipment violations. Such penalties include the assessment of "transshipment charges" against the restraint levels of affected categories which could result in such levels filling more rapidly or becoming fully utilized with little or no advance notice. In addition, a separate agreement between the United States and China was reached which, for the first time, subjects to quota limitations, China's exports of apparel containing 70% or more by weight of silk. This agreement is effective with respect to goods produced or manufactured in China and exported to the United States during the period from January 1, 1997 through December 31,1997 and replaces a substantially similar agreement which was in effect from April 1, 1994 through December 31, 1996.

            On July 1, 1997, the British Crown Colony of Hong Kong reverted to the People's Republic of China. The United States has announced its agreement with China on the separate treatment of textile quotas for Hong Kong after the reversion of such territory. Should the United States determine that goods produced in Hong Kong would be subjected to Chinese quota, such a determination would adversely affect any contingency plans of the Company which are premised on the shifting of production or assembly of the products from China to Hong Kong.

            In addition, over the past several years including 1996, the Office of the United States Trade Representative has conducted, and may in the future conduct, investigations relating to China's trade policies and practices. While previous investigations were resolved without resort to retaliatory trade sanctions against China by the United States, an unfavorable resolution of any future investigation could result in the imposition of retaliatory trade sanctions against China and on products imported from China, including products manufactured by the Company in China.

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

9.    GOING CONCERN CONSIDERATION

            Because the Company has been incurring losses from operations, there has been insufficient liquidity, as required by its credit agreement with its senior lender, Foothill Capital Corporation ("Foothill"), to allow the Company to pay required monthly installments of principal to its group of four banks that rank junior to Foothill. In addition, the Company is projecting losses from operations for the year ending May 31, 1998, which will result in its non-compliance with the financial covenants under its credit agreement with Foothill in fiscal 1998. In addition, the Company's credit agreement with Foothill currently expires on November 30, 1997. The combination of these factors raises substantial doubt about the Company's ability to continue as a going concern. In the fourth quarter of fiscal 1996, the Company began to explore its options relative to alleviating its financial instability including strategic alliances with other companies, an infusion of capital into the Company, the sale or merger of the Company, or any combination of the foregoing. On September 4, 1997, the Company signed a letter of intent (the "Letter of Intent") with Nah Nah Collections, Inc., a New York corporation ("Nah Nah"), pursuant to which Mr. Han, the President, CEO and owner of Nah Nah would receive up to 49% of the common stock of the Company in return for the sale to the Company of all the issued and outstanding capital stock of Nah Nah. The transaction is subject to due diligence to be conducted by each of Nah Nah and He-Ro, execution of definitive agreements currently being negotiated, obtaining financing, third party approvals, obtaining a fairness opinion and other closing conditions. Nah Nah Collections, Inc., a privately held company, produces and markets several lines of women's ready to wear and special occasion wear consisting of suits and dresses under the labels including Victor Costa by Nahdree, Constance Saunders by Nahdree Nah Nah Collections and under private label through its NNP division.

            In the absence of the consummation of any of the contemplated transactions or similar events that would provide plans to restructure debt, to reduce or delay expenditures, or to increase ownership equity, there could be a substantial doubt as to the Company's success of future operations. The result includes a possible discontinuance of operations in which there is a commencement of dissolution or bankruptcy, or there could be an externally forced revision of its present operating structure.

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      The following discussion provides information and analysis of the Company's results of operations for the three month period ended August 31, 1997, and its liquidity and capital resources. The following discussion and analysis should be read in conjunction with the Unaudited Consolidated Financial Statements included elsewhere herein.

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

      In May 1997, President Clinton issued a Presidential Determination recommending the renewal of "most-favored-nation" trade status for China for the twelve months ending July 2, 1998. Although resolutions disapproving such renewal were introduced into both the U.S. Senate and the House of Representatives, the House resolution was voted on and failed to pass. As has occurred in the last three years, in a break with previous years, the Presidential Determination did not recommend subjecting any future renewal of "most-favored-nation" trade status for China to various conditions, such as China's compliance with the 1992 bilateral agreement with the United States concerning prison labor and overall progress with respect to human rights, release and accounting of Chinese citizens imprisoned or detained for their political and religious beliefs, humane treatment of prisoners, protecting Tibet's religious and cultural heritage and permitting international radio and television broadcasts into China. However, bills have been introduced into Congress which, if enacted, would ban all entries or importations of Chinese origin articles which are the product, growth or manufacture of forced labor and which would deny most-favored-rates of duty to goods produced by the People's Liberation Army. "Most-favored-nation" trade status was renewed in July 1997 for an additional year. There is no assurance that the President will recommend the renewal of "most-favored-nation" trade status for China for the year commencing July 3, 1998 or thereafter or that Congress will not enact legislation denying or conditioning the grant of "most-favored-nation" trade status to China in the future.

      In February 1997, the United States and China entered into a four year bilateral textile agreement, covering certain cotton, wool, man-made fiber, silk blend and other vegetable fiber textiles and textile products, expiring December 31, 2000. Among other things, the agreement reduces China's export quotas with respect to fourteen (14) apparel and fabric categories and permits the United States to impose significant penalties for transshipment violations. Such penalties include the assessment of "transshipment charges" against the restraint levels of affected categories which could result in

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

such levels filling more rapidly or becoming fully utilized with little or no advance notice. In addition, a separate agreement between the United States and China was reached which, for the first time, subjects to quota limitations, China's exports of apparel containing 70% or more by weight of silk. This agreement is effective with respect to goods produced or manufactured in China and exported to the United States during the period from January 1, 1997 through December 31,1997 and replaces a substantially similar agreement which was in effect from April 1, 1994 through December 31, 1996.

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


      In addition, over the past several years including 1996, the Office of the United States Trade Representative has conducted, and may in the future conduct, investigations relating to China's trade policies and practices. While previous investigations were resolved without resort to retaliatory trade sanctions against China by the United States, an unfavorable resolution of any future investigation could result in the imposition of retaliatory trade sanctions against China and on products imported from China, including products manufactured by the Company in China.

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

Results of Operations
First Quarter Fiscal 1998 Compared to First Quarter Fiscal 1997

      Net sales of $9.9 million for the three months ended August 31, 1997 decreased by $1.7 million, or <14.7>% compared to net sales of $11.6 million for the three months ended August 31, 1996. This decrease is primarily attributable to reduced sales for evening wear products due to the soft economy in the apparel industry. The decrease is primarily attributable to reduced sales for the Niteline division due to increased competition and the disrupted business including loss of personnel resulting from transaction negotiations for the contemplated sale of the Company.

      Cost of sales for the three months ended August 31, 1997 was $6.4 million, or 64.4% of net sales compared to $6.9 million, or 59.9% of net sales for the three months ended August 31, 1996. Gross profit for the three months ended August 31, 1997 was $3.5 million, or 35.6% of net sales, compared to $4.6 million, or 40.0% of net sales for three months ended August 31, 1996. The decrease in gross profit dollars and as a percent of sales is primarily attributable to the decrease in sales described above.

      Selling, general and administrative expenses were $4.0 million, or 40.9% of net sales for the three months ended August 31, 1997, compared to $5.1 million, or 43.8% of net sales for the three months ended August 31, 1996. The lower selling, general and administrative expenses for the quarter ending August 31, 1997 are primarily attributable to planned reductions in salary expenses, rent and occupancy, professional fees and insurance.

      Operating loss was $<.5> million or <5.4>% of net sales for the three months ended August 31, 1997 compared to an operating loss of $<.4> million or
<3.7>% of net sales for the three months ended August 31, 1996. The increase in operating loss was attributable to the reduced sales and gross profit dollars described above.

      Interest expense for the three months ended August 31, 1997 was $.6 million, or 5.7% of net sales compared to $.6 million, or 4.8% of net sales for the three months ended August 31, 1996.

      As a result of the factors described above, the Company's net loss increased to $<1.1> million, or <11.0>% of net sales during the three months ended August 31, 1997, compared to $<1.0> million, or <8.6>% of net sales for the three months ended August 31, 1996.

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

      At August 31, 1997, the Company had a decrease in cash flows from operating activities of $3.1 million. This decrease resulted primarily from a net increase in accounts receivable of $2.3 million and a net loss of $1.1 million, offset by an increase in accounts payable of $.8 million. The Company's level of cash flows from operating activities varies from quarter to quarter due to the seasonality of its business.

      In regard to cash flows from investing activities, during the first three months of fiscal 1998 and 1997, capital improvements and replacement expenditures were not significant. Capital improvements and replacements for the full fiscal 1998 year are expected to approximate $.2 million.

      Cash flows from financing activities increased by $2.9 million resulting primarily from an increase in bank borrowings under the Company's revolving credit facilities.

      Because the Company has been incurring losses from operations, there has been insufficient liquidity, as required by its credit agreement with its senior lender, Foothill Capital Corporation ("Foothill"), to allow the Company to pay required monthly installments of principal to its group of four banks that rank junior to Foothill. In addition, the Company is projecting losses from operations for the year ending May 31, 1998, which will result in its non-compliance with the financial covenants under its credit agreement with Foothill in fiscal 1998. In addition, the Company's credit agreement with Foothill currently expires on November 30, 1997. The combination of these factors raises substantial doubt about the Company's ability to continue as a going concern. In the fourth quarter of fiscal 1996, the Company began to explore its options relative to alleviating its financial instability including strategic alliances with other companies, an infusion of capital into the Company, the sale or merger of the Company, or any combination of the foregoing. On September 4, 1997, the Company signed a letter of intent (the "Letter of Intent") with Nah Nah Collections, Inc., a New York corporation ("Nah Nah"), pursuant to which Mr. Han, the President, CEO and owner of Nah Nah would receive up to 49% of the common stock of the Company in return for the sale to the Company of all the issued and outstanding capital stock of Nah Nah. The transaction is subject to due diligence to be conducted by each of Nah Nah and He-Ro, execution of definitive agreements currently being negotiated, obtaining financing, third party approvals, obtaining a fairness opinion and other closing conditions. Nah Nah Collections, Inc., a privately held company, produces and markets several lines of women's ready to wear and special occasion wear consisting of suits and dresses under the labels including Victor Costa by Nahdree, Constance Saunders by Nahdree Nah Nah Collections and under private label through its NNP division.

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits:

      27.   Financial Data Schedule

      (b)   Reports on Form 8-K:

            The Company did not file any report on Form 8-K during the three months ended August 31, 1997

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, The He-Ro Group, Ltd. has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 14, 1997                      THE HE-RO GROUP, LTD.
                                               (Registrant)


                                            By:/s/ DELLA ROUNICK
                                               ---------------------------------
                                               Della Rounick
                                               Chairman of the Board
                                               of Directors and Chief
                                               Executive Officer

Date: October 14, 1997


                                               /s/ SAM D. KAPLAN
                                               ---------------------------------
                                               Sam D. Kaplan
                                               Chief Financial Officer
                                               and Secretary
                                               (Principal Financial and
                                               Accounting Officer)

                                INDEX TO EXHIBITS
                                       TO
                              THE QUARTERLY REPORT
                      FOR THE QUARTER ENDED AUGUST 31, 1997
                                       OF
                              THE HE-RO GROUP, LTD.

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

10.2 Sublease dated March 6, 1997 between The He-Ro Group, Inc. (as sublessor) and Harve Benard (as sublessee) relating to the premises located at One American Way, Secaucus, New Jersey. Incorporated by reference to Exhibit
      10.2 of Registrant's Annual Report on Form 10-K for the year ended May 31, 1997

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

*27   Financial Data Schedule

---------------------------
*Filed herewith