Form 10-Q
period 1997-11-30
HE RO GROUP LTD
filed 1998-01-14
CIK 875043

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-10860

                              THE HE-RO GROUP, LTD.


             (Exact name of registrant as specified in its charter)

           Delaware                                             13-3615898
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

           530 Seventh Avenue                                 10018
           New York, NY
           (Address of principal                            (Zip Code)
           executive offices)

                                 (212) 398-6161
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                 Outstanding at
Class of Common Stock                                           January 13, 1998
   $.01 par value                                                  11,995,238

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES


   Index

     PART I.    FINANCIAL INFORMATION                                                Page No.
     Item 1.    Financial Statements:

                Consolidated Balance Sheets
                November 30, 1997 and May 31, 1997........................               3

                Consolidated Statements of Income
                Three and Six months Ended November 30, 1997 and 1996.....               4

                Consolidated Statements of Changes in Stockholders' Equity
                (deficiency) Six months Ended November 30, 1997 and 1996..               5

                Consolidated Statements of Cash Flows
                Six months Ended November 30, 1997 and 1996...............               6

                Condensed Notes to Consolidated Financial Statements......             7 - 13

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................            14 - 19

    PART II.    OTHER INFORMATION.........................................              20

                      THE HE-RO GROUP,LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                        November 30,       May 31,
                                                            1997            1997
                                                        -----------        -------
                                                        (unaudited)
    ASSETS
CURRENT ASSETS:
    Cash ........................................        $    575         $    354
                                                         --------         --------
    Accounts receivable:
      Trade, net of allowances for doubtful
      accounts of $300 (November),$400(May) ...             2,591            1,016
      Suppliers and other .......................           2,672            3,311
                                                         --------         --------
                                                            5,263            4,327
    Inventory ...................................           9,671           10,751
    Other current assets ........................             564              828
                                                         --------         --------
           Total current assets .................          16,073           16,260
                                                         --------         --------
FIXED ASSETS - at cost, net of accumulated
    depreciation and amortization ...............             387              515
OTHER ASSETS ....................................             964            1,031
                                                         --------         --------
                                                         $ 17,424         $ 17,806
                                                         ========         ========

           LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
    Bank loans ..................................        $  8,135         $  7,782
    Accounts payable ............................           8,529            7,604
    Accrued expenses and other current
        liabilities .............................           3,040            3,082
                                                         --------         --------
           Total current liabilities ............          19,704           18,468
                                                         --------         --------

Subordinated Notes and Obligations Payable -
    stockholder .................................           5,296            5,296
                                                         --------         --------


        COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
    Preferred stock, $.01 par value; 1,000,000
        authorized shares; no shares outstanding               --               --
    Common stock, $.01 par value; 25,000,000
        authorized shares; issued and outstanding
        6,717,333 shares ........................              67               67
    Additional paid-in capital ..................          40,166           40,166
    Accumulated Deficit .........................         (47,809)         (46,191)
                                                         --------         --------
    Total stockholders' deficit .................          (7,576)          (5,958)
                                                         --------         --------
                                                         $ 17,424           17,806
                                                         ========         ========

The accompanying condensed notes are an integral part of these consolidated statements.

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                Three Months Ended        Six months Ended
                                   November 30,             November 30,
                                -----------------          ---------------
                                1997         1996          1997       1996
                                ----         ----          ----       ----
Net Sales..................    $10,927      $13,904       $20,820    $25,481

Cost of sales .............      7,063        8,664        13,437     15,599
                                 -----        -----       -------     ------

Gross profit ..............      3,864        5,240         7,383      9,882

Selling, general and
administrative expenses...       3,778        4,764         7,826      9,839
                                ------        -----       -------     ------

Operating Income (Loss)....         86          476          (443)        43

Interest Expense ..........        614          605         1,175      1,166
                                 -----        -----       -------     ------

Loss before income taxes          (528)        (129)       (1,618)    (1,123)

Provision for income
taxes ....................           -            -             -          -

Net Loss .................      $ (528)      $ (129)      $(1,618)   $(1,123)
                                =======      =======      ========   ========

Net Loss per common share       $(0.08)      $(0.02)       $(0.24)    $(0.17)
                                =======      =======      ========   ========

Weighted average share
outstanding.                     6,717        6,717         6,717      6,717
                                 =====        =====         =====     ======

The accompanying condensed notes are an integral part of these consolidated statements.

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                                 (In thousands)

                                   (UNAUDITED)

                                                           Common Stock
                                                        ------------------        Additional
                                                        No. of                      Paid in            Accumulated
                                                        Shares       Amount         Capital             Deficit              Total
                                                        -----          ---          -------             --------            -------

Balance, May 31, 1996                                   6,717          $67          $40,166             $(37,502)           $ 2,731

Net loss                                                                                                  (1,123)            (1,123)
                                                        -----          ---          -------             --------            -------
Balance, November 30, 1996                              6,717          $67          $40,166             $(38,625)           $ 1,608
                                                        =====          ===          =======             ========            =======



Balance, May 31, 1997                                   6,717          $67          $40,166             $(46,191)           $(5,958)

Net loss                                                                                                  (1,618)            (1,618)
                                                        -----          ---          -------             --------            -------

Balance, November 30, 1997                              6,717          $67          $40,166            $ (47,809)           $(7,576)
                                                        =====          ===          =======            =========            =======

The accompanying condensed notes are an integral part of these consolidated statements.

                     THE HE-RO GROUP, LTD., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (UNAUDITED)

                                                                   Six Months Ended
                                                                     November 30,
                                                              ------------------------
                                                                1997           1996
                                                                ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss .........................................        ($1,618)        $(1,123)
                                                              -------         -------
    Adjustments to reconcile net income to net
        cash provided by (used in) operating
        activities:
        Depreciation and amortization ................            139             473
        Amortization of deferred finance costs .......            113             159

(Increase) decrease in assets:
    Trade receivables ................................         (1,575)         (1,230)
    Other receivables ................................            639            (545)
    Inventories ......................................          1,080           2,316
    Other current assets .............................            264            (360)
Increase (decrease) in liabilities:
    Accounts payable .................................            925             554
    Accrued expenses and other current liabilities ...            (42)            (96)
                                                              -------         -------
    Total adjustments ................................           1543           1,271
                                                              -------         -------

Net cash provided by (used in)
  operating activities ...............................            (75)            148
                                                              -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of fixed assets ......................            (11)            (82)
    Decrease in other assets .........................             67              39
                                                              -------         -------
Net cash provided by (used in) investing
activities ...........................................             56             (43)
                                                              -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in bank loans .............................            353             257
  Deferred finance costs .............................           (113)            (40)
                                                              -------         -------
           Net cash provided by financing activities .            240             217
                                                              -------         -------

NET INCREASE IN CASH .................................            221             322
                                                              -------         -------

CASH, beginning of period ............................            354             405
                                                              -------         -------

CASH, end of period ..................................        $   575         $   727
                                                              =======         =======

The accompanying condensed notes are an integral part of these consolidated statements.

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                November 30, 1997

1.      BASIS OF PRESENTATION

             The consolidated financial statements include the accounts of The HE-RO Group, Ltd. and its subsidiaries (hereinafter collectively referred to as the "Company" unless the context clearly otherwise requires). The consolidated financial statements are presented in accordance with the requirements of the quarterly report on Form 10-Q and consequently do not include all of the disclosures normally made in an annual report on Form 10-K filing. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and the notes included therein with the Company's Annual Report on Form 10-K.

             The financial information as of and for the six months ended November 30, 1997 and 1996 has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The foregoing interim results are not necessarily indicative of the results of operations for the full year ending May 31, 1998 ("Fiscal 1998").


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

        Included on the accompanying consolidated balance sheets in accrued expenses and other current liabilities related to the restructuring charges is an accrual of $.7 million as of November 30, 1997.


3.      INVENTORY

             Inventory is stated at the lower of cost (first-in, first-out) or market.

                                                     (In Thousands)
                                                  November 30,  May 31,
                                                      1997       1997
                                                  -----------   ------
                                                  (UNAUDITED)

        Finished goods.........................     $ 7,946     $ 9,012
        Raw materials..........................       1,725       1,739
                                                    -------     -------
                                                    $ 9,671     $10,751
                                                    =======     =======

4.      FIXED ASSETS

        Fixed assets consist of the following:

                                                     (In Thousands)
                                                 November 30,    May 31,
                                                     1997         1997
                                                 -----------     ------
                                                 (UNAUDITED)

        Machinery and equipment ...........        $1,946        $1,943
        Furniture and fixtures ............         2,527         2,526
        Leasehold improvements ............         1,901         1,894
                                                   ------        ------
                                                    6,374         6,363
        Less - Accumulated depreciation and
        amortization ......................         5,987         5,848
                                                   ------        ------
                                                   $  387        $  515
                                                   ======        ======

5.      RELATED PARTY TRANSACTIONS

             The Company has an investment of $798,000 in Great Projects Limited ("GPL"), a Hong Kong corporation. Fifty percent of GPL is owned by a subsidiary of the Company, and 25% is owned by each of two Hong Kong companies that are unaffiliated with the Company or its officers or directors. As of October 31, 1993, the partners agreed to discontinue the operations of GPL. In January 1996, liquidation proceedings in Hong Kong were commenced to wind up GPL. Included in accounts payable is $2,151,000 due to the foreign affiliate at November 30, 1997 and May 31, 1996. The Company does not expect any material impact on its results of operations due to the liquidation of GPL.

             Notes and obligations payable to the beneficial principal stockholder in the aggregate principal amount of $5,296,000 are subordinated to bank borrowing and bear interest varying from 8% to 12% per annum. These obligations are due upon demand but because these obligations are subordinated to the bank borrowing, the liability relating thereto has been classified as long-term.

6.  BANK LOANS AND LONG TERM DEBT

             On May 12, 1995, the Company signed a credit agreement (the "Foothill Credit Agreement") with Foothill Capital Corporation ("Foothill") as amended, expiring December 31, 1997, to enable the Company to borrow, assuming that borrowing base thresholds are met (for direct loans and letters of credit), amounts not exceeding $15,000,000 during the term of the credit agreement. The indebtedness incurred under the Foothill Credit Agreement is secured by a first lien on the Company's domestic inventory and accounts receivable, among other collateral. At November 30, 1997, the direct debt outstanding under the Foothill Credit Agreement was $5,385,000 and the Company was contingently liable for outstanding letters of credit of approximately $220,000.

             The Company's credit line with Foothill refinanced a substantial portion of the indebtedness previously outstanding from the Company to a group of four banks (the "Bank Group"). At November 30, 1997, the outstanding indebtedness of the Company to the Bank Group was $2,750,000 in the aggregate under the Company's fourth amended and restated credit agreement with its Bank Group (the "Bank Group Credit Agreement"). Because certain liquidity standards were not met under the Foothill Credit Agreement, the Company was not permitted to pay the monthly installments of principal due to the Bank Group, and accordingly has not been in compliance with the Bank Group Credit Agreement.

             As of November 30, 1997, the Company was not in compliance with certain financial covenants under the Foothill Credit Agreement, but received a waiver from Foothill relating to such non-compliance. In December 1997, the obligations to Foothill were paid in full in connection with a new lending facility. (see Note 9 for further discussion).


7.      SUPPLEMENTAL CASH FLOW INFORMATION

             Payments of income taxes were $9,000 and $37,000 for the six months ended November 30, 1997 and 1996, respectively. Payments of interest during the corresponding periods were $918,000 and $914,000 respectively.


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

             In May 1997, President Clinton issued a Presidential Determination recommending the renewal of "most-favored-nation" trade status for China for the twelve months ending July 2, 1998. Although resolutions disapproving such renewal were introduced into both the U.S. Senate and the House of Representatives, the House resolution was voted on and failed to pass. As has occurred in the last three years, in a break with previous years, the Presidential Determination did not recommend subjecting any future renewal of "most-favored-nation" trade status for China to various conditions, such as China's compliance with the 1992 bilateral agreement with the United States concerning prison labor and overall progress with respect to human rights, release and accounting of Chinese citizens imprisoned or detained for their political and religious beliefs, humane treatment of prisoners, protecting Tibet's religious and cultural heritage and permitting international radio and television broadcasts into China. However, bills have been introduced into Congress which, if enacted, would ban all entries or importations of Chinese origin articles which are the product, growth or manufacture of forced labor or of certain entities affiliated with the People's Liberation Army and which would deny most-favored-rates of duty to goods produced by the People's Liberation Army. "Most-favored-nation" trade status was renewed effective July 1997 for an additional year. There is no assurance that the President will recommend the renewal of "most-favored-nation" trade status for China for the year commencing July 3, 1998 or thereafter or that Congress will not enact legislation denying or conditioning the grant of "most-favored-nation" trade status to China in the future or otherwise restricting the importation of goods from China.

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


9.      SUBSEQUENT EVENT

             On December 24, 1997 (the "Closing Date"), the Company acquired all of the outstanding capital stock of Nah Nah Collection, Inc. ("Nah Nah") from Hong J. Han, president of Nah Nah, in exchange for the issuance by the Company to Mr. Han of 5,277,905 shares of Common Stock (equivalent to 44% of the Company's issued and outstanding capital stock), pursuant to a Stock Purchase Agreement dated October 16, 1997 (the "Stock Purchase Agreement"), among the Company, Nah Nah, Mr. Han and Della Rounick. In addition, Ms. Rounick granted to Mr. Han, or his designee, an irrevocable proxy to vote the 4,430,748 shares of Common Stock owned by her, giving Mr. Han voting control over a total of approximately 81% of the Company's issued and outstanding stock. Nah Nah produces and markets several lines of women's ready to wear and special occasion wear consisting of suits and dresses under labels including Victor Costa by Nahdree, Constance Saunders by Nahdree, Nah Nah Collections and under private label through its NNP division. For financial reporting purposes, this transaction will be accounted for as a reverse acquisition.

             Historically, the Company incurred losses from operations and there was insufficient liquidity, as required by its former senior lender, Foothill, to pay the Company's obligations to the Bank Group. As a result, the Company's financial statements have reflected doubt about the

        Company's ability to continue as a going concern. On the Closing Date, the Company and all of its active subsidiaries entered into a new factoring and revolving inventory loan and security agreement (the "Factoring Agreement") with Heller Financial, Inc. ("Heller"), replacing Foothill as the senior lender. All of the outstanding obligations of the Company to Foothill were paid in full and Foothill released its liens on the assets of the Company and its subsidiaries. The factoring advances, inventory and letter of credit facility under the Factoring Agreement may not exceed an aggregate of $20,000,000 outstanding at any time and includes (a) collection factoring with advances not to exceed 85% of the purchase price of net eligible accounts; (b) advances not to exceed 60% of eligible finished goods inventory located in the United States; (c) documentary letters of credit; and (d) an over advance formula facility. The significant restrictive covenants as defined in the Factoring Agreement are as follows:

             - Minimum tangible net worth for each fiscal year: $4,250,000 for 1998; $7,000,000 for 1999; $10,500,000 for 2000; and
                   $15,500,000 for each fiscal year thereafter.
             -     Minimum working capital: $2,200,000.
             -     Minimum current ratio: 1.30 to 1.10.
             - Capital expenditures may not exceed $300,000 in one fiscal year.

               The Company's principal subsidiaries granted to Heller continuing security interests in substantially all of their assets, including receivables, inventory (other than raw materials and work-in-progress), intangibles, equipment, and any proceeds from any of the above. The obligations to Heller are further secured by a guaranty by the Company and its other subsidiaries, and the obligations of such guarantors are secured by liens on substantially all of the assets of the guarantors.

               In addition, Mr. Han acquired all of the Company's outstanding obligations ($2,750,000 in principal amount) to the Bank Group, and all of the collateral therefor, under the Bank Group Credit Agreement. The obligations are evidenced by term notes with interest at 2% above prime rate. The Company had been in default under the Bank Group Credit Agreement and has acknowledged such defaults and that there are no obligations to make any loans under the Bank Group Credit Agreement. The Company's indebtedness to Mr. Han, as successor to the Bank Group, is
        (i) subordinated to the Company's indebtedness to Heller, its new senior lender, and (ii) secured by a second lien on the domestic inventory and accounts receivable, among other collateral, and a first lien on the inventory located in Hong Kong and China. The Bank Group also surrendered to the Company for cancellation warrants to purchase 250,000 shares of common stock of the Company.

               Pursuant to certain conditions set forth in the Stock Purchase Agreement, on the Closing Date, Mr. Han also purchased from Ms. Rounick subordinated indebtedness of The He-Ro Group, Inc. ("HGI") to the Estate of Herbert Rounick (of which Ms. Rounick is executrix) in the amount of $4,296,000, plus accrued interest. Ms. Rounick retained $1,000,000, plus accrued interest, of subordinated indebtedness. The aggregate indebtedness (in the principal amount of $6,660,801, which includes the accrued interest) is evidenced by subordinated notes of the Company in favor of each of Mr. Han and Ms. Rounick bearing interest at 9.278% per annum. The principal is due and payable on demand and the interest is due on the first of each month commencing January 1, 1998, or otherwise on demand. The Company and all its subsidiaries (except HGI) have guaranteed payment and performance of the notes. The payments on, and any conversion of, the notes, as well as other provisions on the notes, will be on a pari passu basis, subject to certain restrictions, and Ms. Rounick may not take any action to collect, enforce, convert or otherwise deal with her note unless Mr. Han has taken such action (in which event Ms. Rounick may take such action but only to the same extent and on the same terms as Mr. Han) or unless she has received Mr. Han's prior written consent.

             Under the terms of subordination and intercreditor agreements with Heller, all interest payments to Ms. Rounick and Mr. Han are subject to certain conditions.

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


               GENERAL

                     The following discussion provides information and analysis of the Company's results of operations for the six month period ended November 30, 1997, and its liquidity and capital resources. The following discussion and analysis should be read in conjunction with the Unaudited Consolidated Financial Statements included elsewhere herein.

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

                     In May 1997, President Clinton issued a Presidential Determination recommending the renewal of "most-favored-nation" trade status for China for the twelve months ending July 2, 1998. Although resolutions disapproving such renewal were introduced into both the U.S. Senate and the House of Representatives, the House resolution was voted on and failed to pass. As has occurred in the last three years, in a break with previous years, the Presidential Determination did not recommend subjecting any future renewal of "most-favored-nation" trade status for China to various conditions, such as China's compliance with the 1992 bilateral agreement with the United States concerning prison labor and overall progress with respect to human rights, release and accounting of Chinese citizens imprisoned or detained for their political and religious beliefs, humane treatment of prisoners, protecting Tibet's religious and cultural heritage and permitting international radio and television broadcasts into China. However, bills have been introduced into Congress which, if enacted, would ban all entries or importations of Chinese origin articles which are the product, growth or manufacture of forced labor or of certain entities affiliated with the People's Liberation Army and which would deny most-favored-rates of duty to goods produced by the People's Liberation Army. "Most-favored-nation" trade status was renewed effective July 1997 for an additional year. There is no assurance that the President will recommend the renewal of "most-favored-nation" trade status for China for the year commencing July 3, 1998 or thereafter or that Congress will not enact legislation denying or conditioning the grant of "most-favored-nation" trade status to China in the future or otherwise restricting the importation of goods from China.

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


         RESULTS OF OPERATIONS
         SECOND QUARTER FISCAL 1998 COMPARED TO SECOND QUARTER FISCAL 1997

               Net sales of $10.9 million for the three months ended November 30, 1997 decreased by $3.0 million, or (21.4)% compared to net sales of $13.9 million for the three months ended November 30, 1996. The decrease is primarily attributable to reduced sales for the Niteline division due to increased competition and the disrupted business including loss of personnel resulting from transaction negotiations for the contemplated sale of the Company.

               Cost of sales for the three months ended November 30,1997 was $7.1 million, or 64.6% of net sales compared to $8.7 million, or 62.3% of net sales for the three months ended November 30, 1996. Gross profit for the three months ended November 30, 1997 was $3.9 million, or 35.4% of net sales, compared to $5.4 million, or 37.7% of net sales for three months ended November 30, 1996. The decrease in gross profit dollars and as a percent of sales is primarily attributable to the decrease in sales described above.

               Selling, general and administrative expenses were $3.8 million, or 34.5% of net sales for the three months ended November 30, 1997, compared to $4.8 million, or 34.2% of net sales for the three months ended November 30, 1996. The lower selling, general and administrative expenses for the quarter ending November 30, 1997 are primarily attributable to planned reductions in salary expenses, rent and occupancy, professional fees and insurance.

               Operating income was $.1 million or .8% of net sales for the three months ended November 30, 1997 compared to an operating income of $.5 million or 3.4% of net sales for the three months ended November 30, 1996. The decrease in operating income was attributable to the reduced sales and gross profit dollars described above.

               Interest expense for the three months ended November 30, 1997 was $.6 million, or 5.6% of net sales compared to $.6 million, or 4.4% of net sales for the three months ended November 30, 1996.

               As a result of the factors described above, the Company's net loss increased to $(0.5) million, or (4.8)% of net sales during the three months ended November 30, 1997, compared to $(0.1) million, or (0.9)% of net sales for the three months ended November 30, 1996.

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   RESULTS OF OPERATIONS
                   SIX MONTHS ENDED NOVEMBER 30, 1997 COMPARED TO SIX MONTHS ENDED NOVEMBER 30, 1996

                   Net Sales of 20.8 million for the six months ended months November 30, 1997 decreased by 4.7 million (18.3%) below the net sales of 25.5 million for the six months ended November 30, 1996. This decrease is primarily attributable to reduced sales for the Niteline division due to increased competition and the disrupted business including loss of personnel resulting from transaction negotiations for the contemplated sale of the Company.

                   Cost of sales for the six months ended November 30, 1997 was $13.4 million, or 64.5% of net sales compared to $15.6 million, or 61.2% of net sales for the six months ended November 30, 1996. Gross profit for the six months ended November 30, 1997 was $7.4 million, or 35.4% of net sales, compared to $9.9 million or 38.7% of net sales for the six months November 30, 1996. The decrease in gross profit dollars and as a percent of sales is primarily attributable to the decrease in sales described above.

                   Selling, general and administrative expenses of $7.8 million or 37.5% of net sales for the six months ended November 30, 1997 compared to $ 9.8 million, or 38.6% for the six months ended November 30, 1996. The lower selling, general and administrative expenses for the quarter ending November 30, 1997 are primarily attributable to planned reductions in salary expenses, rent and occupancy, professional fees and insurance.

                   Operating loss of $(0.4) million or .2% of net sales for the six months ended November 30, 1997 compared to $0.1 million or 2.0% of net sales for the six months ended November 30, 1996. This increase in operating loss was primarily attributable to the reduced sales and gross profit dollars and described above.

                   Interest expense of $1.2 million or 5.6% of net sales for the six months ended November 30, 1997, compared to $1.2 million, or 4.5% of net sales for the six months ended November 30, 1996.

                   As a result of the factors described above, the company's net loss was $(1.6) million (or $(0.24) per share)for the six months ended November 30, 1997 compared to a net loss of $(1.1) million (or $0.17 per share) for the six months ended November 30, 1996.

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               LIQUIDITY AND CAPITAL RESOURCES

             At November 30, 1997, the Company had a decrease in cash flows from operating activities of $.1 million. This decrease resulted primarily from a net increase in accounts receivable of $.9 million and a net loss of $1.6 million, offset by an increase in accounts payable of $.9 million and a decrease in inventories of 1.1 million. The Company's level of cash flows from operating activities varies from quarter to quarter due to the seasonality of its business.

             In regard to cash flows from investing activities, during the first six months of fiscal 1998 and 1997, capital improvements and replacement expenditures were not significant. Capital improvements and replacements for the full fiscal 1998 year are expected to approximate $.2 million.

             Cash flows from financing activities increased by $.2 million resulting primarily from an increase in bank borrowings under the Company's revolving credit facilities.

             On December 24, 1997 (the "Closing Date"), the Company acquired all of the outstanding capital stock of Nah Nah Collection, Inc. ("Nah Nah") from Hong J. Han, president of Nah Nah, in exchange for the issuance by the Company to Mr. Han of 5,277,905 shares of Common Stock (equivalent to 44% of the Company's issued and outstanding capital stock), pursuant to a Stock Purchase Agreement dated October 16, 1997 (the "Stock Purchase Agreement"), among the Company, Nah Nah, Mr. Han and Della Rounick. In addition, Ms. Rounick granted to Mr. Han, or his designee, an irrevocable proxy to vote the 4,430,748 shares of Common Stock owned by her, giving Mr. Han voting control over a total of approximately 81% of the Company's issued and outstanding stock. Nah Nah produces and markets several lines of women's ready to wear and special occasion wear consisting of suits and dresses under labels including Victor Costa by Nahdree, Constance Saunders by Nahdree, Nah Nah Collections and under private label through its NNP division. For financial reporting purposes, this transaction will be accounted for as a reverse acquisition.

             Historically, the Company incurred losses from operations and there was insufficient liquidity, as required by its former senior lender, Foothill Capital Corporation ("Foothill") to pay the Company's obligations to its bank group which ranked junior to Foothill (the
        "Bank Group"). As a result, the Company's financial statements have reflected doubt about the Company's ability to continue as a going concern. On the Closing Date, the Company and all of its active subsidiaries entered into a new factoring and revolving inventory loan and security agreement (the "Factoring Agreement") with Heller Financial, Inc. ("Heller"), replacing Foothill as the senior lender.
        All of the outstanding obligations of the Company to Foothill were paid in full and Foothill released its liens on substantially all of the assets of the Company and its subsidiaries. Mr. Han also acquired all of the obligations due and owing by the Company to the Bank Group, and all of the collateral therefor, under the fourth amended and restated revolving credit agreement dated May 15, 1995 between the Company and the Bank Group (the "Bank Group Credit Agreement"), in the aggregate principal amount of $2,750,000. The obligations are evidenced by term notes with interest at 2% above the prime rate. The Company had been in default under the Bank Group Credit Agreement and has acknowledged such defaults and that there are no obligations to make any loans under the Bank Group Credit Agreement. The Company's indebtedness to Mr. Han, as successor to the Bank Group is (i) subordinated to the Company's indebtedness to Heller, its new senior lender, and (ii) secured by a second lien on the domestic inventory and accounts receivable, among other collateral, and a first lien on the inventory located in Hong
        Kong and China. The Bank Group also surrendered to the Company for cancellation warrants to purchase 250,000 shares of common stock of the Company.

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The Factoring Agreement provides for Heller to purchase eligible receivables and advance to the Company's principal operating subsidiaries up to 85% of the purchase price (as such term is defined in the Factoring Agreement) of net eligible accounts. In addition, Heller has agreed to make revolving loans (including letters of credit) to each of such parties upon request and in Heller's discretion, in amounts up to approximately 60% of each such party's eligible finished goods inventory located in the United States, plus certain supplemental amounts. The factoring advances, inventory and letter of credit facility under the Factoring Agreement may not exceed an aggregate of $20,000,000 outstanding at any time.

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

                  Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits:

                  3.1      Restated Certificate of Incorporation of Registrant.

                  3.2      Bylaws of Registrant, as amended.

                  10.1 Stock Purchase Agreement dated October 16, 1997 among The He-Ro Group, Ltd., Nah Nah Collection, Inc., Hong
                           J. Han and Della Rounick.

                  27.1     Financial Data Schedule

                  99.1 Factoring Agreement dated December 24, 1997 among Heller Financial, Inc., The He-Ro Group, Inc., HRNL Inc., Nah Nah Collection, Inc., The He-Ro Group, Ltd. and certain other subsidiaries.

                  (b)      Reports on Form 8-K:

                           The Company did not file any report on Form 8-K during the three months ended November 30, 1997


                                   SIGNATURES

                   Pursuant to the requirements of the Securities Exchange Act of 1934, The He-Ro Group, Ltd. has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

               Date:  January 13, 1998            THE HE-RO GROUP, LTD.
                                                      (Registrant)

                                                  By: /s/ Hong J. Han
                                                      --------------------------
                                                      Hong J. Han
                                                      Chairman of the Board
                                                      of Directors and Chief
                                                      Executive Officer

               Date:  January 13, 1998
                                                      /s/ Sam D. Kaplan
                                                      --------------------------
                                                      Sam D. Kaplan
                                                      Chief Financial Officer
                                                      (Principal Financial and
                                                      Accounting Officer)

                                INDEX TO EXHIBITS
                                       TO
                              THE QUARTERLY REPORT
                     FOR THE QUARTER ENDED November 30, 1997
                                       OF
                              THE HE-RO GROUP, LTD.



                  3.1 Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 of Registrant's Annual Report on Form 10-K for the year ended May 31, 1995 ("Registrant's 1995 10-K").

                  3.2 Bylaws of Registrant, as amended. Incorporated by reference to Exhibit 3.2 of Registrant's 1995 10-K.

                  10.1 Stock Purchase Agreement dated October 16, 1997 among The He-Ro Group, Ltd., Nah Nah Collection, Inc., Hong
                           J. Han and Della Rounick. Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated December 31, 1997.

                  *27.1    Financial Data Schedule

                  99.1 Factoring Agreement dated December 24, 1997 among Heller Financial, Inc., The He-Ro Group, Inc., HRNL Inc., Nah Nah Collection, Inc., The He-Ro Group Ltd. and certain other subsidiaries. Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated December 31, 1997.


--------------------------
* filed herewith