Form 10-Q
period 1998-02-28
HE RO GROUP LTD
filed 1998-04-20
CIK 875043

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Outstanding at
             Class of Common Stock             April 20, 1998
             ---------------------             --------------
                $.01 par value                   11,995,238

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES


  Index


 PART I.   FINANCIAL INFORMATION                                        Page No.

 Item 1.   Financial Statements (Unaudited):

           Balance Sheets
           February 28, 1998 and April 30, 1997.......................     3

           Statements of Operations
           Three and Nine months Ended February 28, 1998 and January
           31, 1997...................................................     4

           Statements of Changes in Stockholders' Equity
           Nine months Ended February 28, 1998
           and one month ended may 31, 1997.............................   5

           Consolidated Statements of Cash Flows Nine months Ended
           February 28, 1998 and year ended April 30, 1997............     6

           Condensed Notes to Consolidated Financial Statements.......   7 - 12

 Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................  13 - 19

PART II.   OTHER INFORMATION..........................................    15

                      THE HE-RO GROUP,LTD. AND SUBSIDIARIES

                                BALANCE SHEETS
                                (In thousands)

                                                        Consolidated
                                                         February 28,         April 30,
                                                            1998               1997(1)
                                                         ------------      ----------------
                                                         (Unaudited)       (Condensed from
                                                                           unaudited finan-
                                                                           cial statements
                                                                             of Nah Nah
        ASSETS                                                             Collection, Inc.)
CURRENT ASSETS:
   Cash ............................................       $   121              $    0
                                                           -------              ------
   Accounts receivable:
     Trade .........................................           926                 350
     Due from factor ...............................                               408
     Suppliers and other ...........................         3,229                   0
                                                           -------              ------
                                                             4,155                 758
   Inventory .......................................        14,144               4,296
   Other current assets ............................           425                   8
                                                           -------              ------
        Total current assets .......................        18,845               5,062
                                                           -------              ------
FIXED ASSETS - at cost, net of accumulated
   depreciation and amortization ...................         1,115                 394
GOODWILL ...........................................        11,218                  --
OTHER ASSETS .......................................         1,055                  75
                                                           -------              ------
                                                           $32,233              $5,531
                                                           =======              ======
        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Cash Overdraft ..................................       $   720              $  166
   Bank loans ......................................           674               1,385
   Due to factor ...................................         5,158                  --
   Accounts payable ................................        11,436               2,007
   Current portion of capital lease obligation .....            12                  20
   Accrued expenses and other current
     liabilities ...................................         1,478                 190
                                                           -------              ------
        Total current liabilities ..................        19,478               3,768
                                                           -------              ------
Long-term debt--stockholder--Subordinated...........         9,691                 250
Long-Term portion of capital lease obligation ......            57                  60
                                                           -------              ------
                                                             9,748                 310
COMMITMENTS AND CONTINGENCIES                              -------              ------
STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 1,000,000
        authorized shares; no shares outstanding ...            --                  --
     Common stock, $.01 par value; 25,000,000
        authorized shares; issued and outstanding
        11,995,238 shares ..........................           120                  --
     Common Stock - no par value, authorized, issued
        and outstanding 200 shares .................            --                  50
     Additional paid-in capital ....................         2,867                 250
     Retained earnings .............................            20               1,153
                                                           -------              ------
     Total stockholders' equity ....................         3,007               1,453
                                                           -------              ------
     Total liabilities and stockholders' equity ....       $32,233              $5,531
                                                           =======              ======

(1) Reflects the balance sheet of Nah Nah Collection, Inc. prior to acquisition.

The accompanying condensed notes are an integral part of these consolidated statements.

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                               Three Months Ended                Nine Months Ended
                             ---------------------           -----------------------
                           Consolidated                     Condolidated
                            February 28, January 31,         February 28,    January 31,
                               1998           1997              1998           1997
                             --------        ------           --------        -------
                                        (Condensed from                     (Condensed
                                        unaudited finan-                    from unaudi-
                                        cial statements                      ted finan-
                                          of Nah Nah                         cial state-
                                        Collection, Inc.)                     ments of
                                                                               Nah Nah
                                                                             Collection,
                                                                                Inc.)
Net Sales ...............       $ 10,736        $5,215       $ 21,339        $16,113

Cost of sales ...........          7,648         4,020         15,767         12,242
                                --------        ------       --------        -------

Gross profit ............          3,088         1,195          5,572          3,871

Selling, general and
administrative expenses .          3,033           996          5,324          3,417
                                --------        ------       --------        -------
Amoritization of goodwill            190            --            190             --

Operating income ........           (135)           199           (58)            454

Interest Expense ........            421           125            642            327
                                --------        ------       --------        -------

Income (loss) before
 income taxes ...........           (556)           74           (584)           127

Provision for income
taxes ...................             --            12              6             42
                                --------        ------       --------        -------

Net (loss) income .......           (556)           62           (590)            85
                                ========        ======       ========        =======

Basic and diluted (loss)
  income per share ......       $  (0.05)       $ 0.01       $  (0.09)       $  0.02
                                ========        ======       ========        =======

Weighted average shares
outstanding .............         10,279         5,278          6,926          5,278
                                ========        ======       ========        =======


The accompanying condensed notes are an integral part of these consolidated statements.

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (In thousands)

                                  (Unaudited)

                                         Common Stock
                                      --------------------     Additional
                                      No. of                     Paid in       Retained
                                      Shares        Amount       Capital       Earnings        Total
                                      ---------------------------------------------------------------
Balance, May 1, 1997 Nah Nah
    Collection, Inc.                                 50           250         1,153             1,453

Net Loss for period May 1, 1997
   through May 31, 1997                                                            (543)          (543)
                                       -----        ------       -------       --------        -------
Balance, May 31, 1997  Nah Nah
   Collection, Inc.                    $            $   50       $   250        $   610        $   910
                                       =====        ======       =======       ========        =======




Balance, June 1, 1997 Nah Nah
   Collection, Inc.                   $            $   50       $   250        $    610        $   910

Increase in Common Stock on
reverse acquisition on December
24, 1997 with The He-Ro Group,
Ltd. and Nah Nah Collection, Inc.      5,278             3         2,617              0          2,620

Common Shares acquired on
reverse acquisition from The
He-Ro Group, Ltd.                      6,717            67             0              0             67

Net loss for the period
June 1, 1997 through
February 28, 1998                                                                  (590)          (590)
                                     -------        ------       -------       --------        -------

Balance at February 28, 1998         $11,995        $  120       $ 2,867       $     20        $ 3,007
                                     =======        ======       =======       ========        =======


The accompanying condensed notes are an integral part of these consolidated statements.

                     THE HE-RO GROUP, LTD., AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                  (Undudited)


                                                          Consolidated
                                                        Nine Months Ended  Twelve Months Ended
                                                        -----------------  -------------------
                                                        February 28, 1998   April 30, 1997
                                                        -----------------   --------------
                                                                            (Condensed from
                                                                             unaudited fin-
                                                                            ancial statement
                                                                               of Nah Nah
                                                                            Collection, Inc.)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (loss) ..............................          $  (590)          $   147
                                                             -------           -------
   Adjustments to reconcile net income (loss)to net
     cash provided by (used in) operating
     activities:
     Depreciation and amortization ................              347               134

(Increase) decrease in assets:
   Trade receivables ..............................             (336)              (57)
   Other receivables ..............................            1,077             1,609
   Inventories ....................................           (1,589)             (476)
   Other current assets ...........................               69                12
Increase (decrease) in liabilities:
   Accounts payable ...............................            1,779                 4
   Accrued expenses and other current liabilities .             (169)               42
                                                             -------           -------
   Total adjustments ..............................            1,178             1,268
                                                             -------           -------

Net cash provided by
  operating activities ............................              588             1,415
                                                             -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of fixed assets ....................             (531)             (180)
   Increase in other assets .......................             (322)                0
                                                             -------           -------
Net cash used in investing activities .............             (853)             (180)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of cash overdraft ....................                0              (349)
   Increase (decrease) in bank loans ..............              327              (870)
   Repayment of equipment lease ...................                0               (16)
                                                             -------           -------
     Net cash provided by (used in)
     financing activities .........................              327            (1,235)
NET INCREASE IN CASH ..............................               62                 0
                                                             -------           -------

CASH, beginning of period .........................               59                 0
                                                             -------           -------

CASH, end of period ...............................          $   121           $     0
                                                             =======           =======

In connection with the reverse acquisition (see note 2) and a change in Nah Nah's fiscal year Cash flow information for the nine months ended January 31, 1997 is unavailable, accordingly the above reflects Cash Flow information of Nah Nah for the year ended April 30, 1997.

The accompanying condensed notes are an integral part of these consolidated statements.

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                               February 28, 1998

1.    BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of The HE-RO Group, Ltd. and its subsidiaries (hereinafter collectively referred to as the "Company" unless the context clearly otherwise requires). The consolidated financial statements are presented in accordance with the requirements of the quarterly report on Form 10-Q and consequently do not include all of the disclosures normally made in an annual report on Form 10-K filing. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and the notes included therein with the Company's Annual Report on Form 10-K and 8-KA filed on March 9, 1998.

         The financial information as of and for the nine months ended February 28, 1998 and January 31, 1997 has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The foregoing interim results are not necessarily indicative of the results of operations for the full year ending May 31, 1998 ("Fiscal 1998").


2.    Aquisition

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

         On the Closing Date, the Company and all of its active subsidiaries entered into a new factoring and revolving inventory loan and security agreement (the "Factoring Agreement") with Heller Financial, Inc. ("Heller"), replacing Foothill Capital Corporation ("Foothill") as the senior lender. All of the outstanding obligations of the Company to Foothill were paid in full and Foothill released its liens on the assets of the Company and its subsidiaries. The factoring advances, inventory and letter of credit facility under the Factoring Agreement may not exceed an aggregate of $20,000,000 outstanding at any time and includes (a) collection factoring with advances not to exceed 85% of the purchase price of net eligible accounts; (b) advances not to exceed 60% of eligible finished goods inventory located in the United States; (C) documentary letters of credit; and (d) an over advance formula facility. The significant restrictive covenants as defined in the Factoring Agreement are as follows:

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

           At February 28, 1998 the Company was in default of certain financial covenants.

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

           The transaction has been accounted for as a reverse acquisition therefore, the financial statements presented here represent the historical results of Nah Nah (June 1, 1997 to February 28, 1998) and the results of operation of The He-Ro Group, Ltd. from the date of acquisition (December 24, 1997 to February 28, 1998)

           Prior to the reverse acquisition Nah Nah's fiscal year end was April 30, subsequently, Nah Nah has changed its fiscal year end to May 31.

           Assuming the reverse acquisition had occurred on June 1, 1996, the Company's (unaudited) net revenues, net loss and basic and diluted loss per share would have been approximately as follows:

           For 1997 the results include the nine months and three months ended February 28, 1997 for the He-Ro and nine months and three months ended January 31, 1997 for Nah Nah.

                                                    Three Months                    Nine Months
                                                       Ended                           Ended
                                    Three Months    February 28,    Nine Months     February 28,
                                       Ended            1997           Ended            1997
                                    February 28,   and January 31,  February 28,  and January 31,
                                        1998            1997            1998            1997
                                      --------        --------        --------        --------
      Net Revenue                     $ 12,289        $ 14,863        $ 43,712        $ 51,242
                                      ========        ========        ========        ========

      Net loss                        $ (1,267)       $ (2,902)       $ (3,024)       $ (4,002)
                                      ========        ========        ========        ========
      Basic and diluted loss
        per share                     $   (.12)       $   (.55)       $   (.44)       $   (.76)
                                      ========        ========        ========        ========

10
3.    Earnings (Loss) Per Share

      As of December 15, 1997, the Company adopted Statement of Financial Accounting Standards no. ("SFAS") 128, Earnings Per Share Basic Earnings share excludes dilution and is computed by dividing earnings available to Common Shareholders by the weighted average number of Common Shares outstanding for the period.

      Diluted earnings per share is computed by dividing earnings available to Common Shareholders by the weighted average number of Common Shares outstanding for the period, adjusted to reflect potentially dilutive securities. Options and warrants were not included in the computation of diluted earnings per share because the exercise price was greater then the market price of the stock.

4.    INVENTORY

      Inventory is stated at the lower of cost (first-in, first-out) or market.

                                             (In Thousands)
                                              February 28,      April 30,
                                                  1998            1997
                                               ---------         -----
                                                               (Condensed
                                                             from unaudited
                                                                financial
                                                              statements of
                                                                Nah Nah
                                                            Collection, Inc.)
      Finished goods ..................          $11,020          $2,342
      Raw materials and work in process            3,124           1,954
                                                 -------          ------
                                                 $14,144          $4,296
                                                 =======          ======

5.    FIXED ASSETS

      Fixed assets consist of the following:

                                             (In Thousands)
                                              February 28,         April 30,
                                                 1998                1997
                                              -----------            -----
                                                                  (Condensed
                                                                from unaudited
                                                                   financial
                                                                 statements of
                                                                    Nah Nah
                                                               Collection, Inc.)
      Machinery and equipment ...........        2,396                $399
      Furniture and fixtures ............        2,588                 182
      Leasehold improvements ............        2,571                 237
                                                ------                ----
                                                 7,555                 818
      Less - Accumulated depreciation and
      amortization ......................        6,440                 424
                                                ------                ----
                                                $1,115                $394
                                                ======                ====

6.    GOODWILL

      Goodwill has been recogized to the extent the aggregate fair value of He-Ro's outstanding stock exceeds the fair value of the net assets of

      He-Ro as of December 24, 1997. Amoritization expense is calculated on a straight line basis over ten years. The Company's policy is to evaluate long-lived assets, goodwill and certain identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This evaluation is based on a number of factors, including expectations for operating income and undiscounted cash flows that will result from the use of such assets. The Company will evaluate the carrying value of goodwill at the end of the first full financial year following the acquisition (May 31, 1999).

7.    NOTE PAYABLE BANK

            At February 28, 1998, the Company had $674,000 outstanding under a promissory note which was due and paid by March 31, 1998.

8.    RELATED PARTY TRANSACTIONS

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

9.    SUPPLEMENTAL CASH FLOW INFORMATION

            Payments of income taxes were $8,000 and $6,000 for the nine months ended February 28, 1998 and year ended April 30, 1997, respectively. Payments of interest during the corresponding periods were $45,500 and $452,000 respectively.

10.   CONTINGENCIES

             The Company has entered into certain employment contacts that expire October 1998. The aggregate amount due on these contrcts at February 28, 1998 is $227,000. The Company has also entered into certain agreements with design that expire on various years ending in 2002.
      The aggregate amount due in these contracts at February 28, 1998 is $1,198,000

            The Company is a party to various claims, legal actions, and complaints arising in the ordinary course of business. In the opinion of the Company's management, all such matters are without merit or involve such amounts in which an unfavorable disposition would not have a material effect on the consolidated financial statements of the Company.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

                     THE HE-RO GROUP, LTD. AND SUBSIDIARIES
                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The following discussion provides information and analysis of registrant's results of operations for the three-month and nine-month periods ended February 28, 1998, and its liquidity and capital resources. The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements included elsewhere herein.

      On December 24, 1997, He-Ro Group, Ltd. ("He-Ro") acquired all the outstanding capital stock of Nah Nah Collection, Inc. ("Nah Nah") from Hong J. Han, president of Nah Nah, in exchange for the issuance by He-Ro to Mr. Han of 5,277,905 shares of He-Ro common stock (equivalent to 44% of the combined entities' issued and outstanding capital stock), pursuant to a Stock Purchase Agreement dated October 16, 1997 (the "Stock Purchase Agreement"), among the Company, He-Ro, Mr. Han and the former principal shareholder of He-Ro. In addition, the former principal shareholder of He-Ro granted to Mr. Han, or his designee, an irrevocable proxy to vote the 4,430,748 shares of He-Ro common stock owned by her, giving Mr. Han voting control over a total of approximately 81% of He-Ro's issued and outstanding stock. This transaction will be accounted for as a reverse acquisition.

      The Acquisition is being accounted for as a purchase. Therefore, the operating results of the accounting acquiror (i.e., Nah Nah) are required to be presented for periods prior to the effective date of the acquisition to the end of the period and include He-Ro from the date of Acquisition to the end of the period.

LIQUIDITY AND CAPITAL RESOURCES

      On December 24, 1997, registrant entered into a Factoring and Revolving Inventory Loan and Security Agreement ("Heller Agreement") with Heller Financial, Inc. ("Heller"), replacing the credit agreement with He-Ro's prior senior lender, Foothill Capital Corp. ("Foothill"). All obligations of He-Ro to Foothill were paid in full at the time of the Acquisition.

      The Heller Agreement provides that Heller will (i) purchase eligible receivables and advance to specified operating affiliates of registrant up to 85% of the amount thereof, (ii) in its discretion, make revolving loans, secured by a lien on assets, upon request in amounts up to approximately 60% of eligible finished goods inventory located in the United States, plus certain supplemental amounts, and (iii) arrange for the issuance of letters of credit secured by funds available to registrant, provided that the amount of loans and letters of credit outstanding at any time may not exceed $20,000,000 in the aggregate.

      The Heller Agreement contains certain financial covenants, including that registrant's working capital shall not be less than $2.2 million and its current ratio shall not be less than 1.30 to 1.00. At February 28, 1998, registrant was in default of the foregoing covenants, having a negative working capital at such date of $0.6 million and a current ratio of just under 1 to 1. Registrant believes that it will be able to work out an accommodation with Heller to maintain the availability of the resources made available pursuant to the Heller Agreement. However, there is no assurance that such accommodation will be achieved. Registrant does not have any alternative sources of funds arranged at this time to cover the eventuality that Heller might terminate, or curtail the funds available under, the Heller Agreement.

      Registrant does not anticipate making any significant capital investments during the forthcoming year and believes that, assuming the accommodation referred to in the immediately preceding paragraph, the Heller Agreement provides sufficient capital resources to meet its capital needs for the foreseeable future. By contracts with registrant's present situations vio-a-vio Heller, prior to the Acquisition, He-Ro's losses made it impossible to service its bank debt without violating its credit agreement with Foothill, there was serious concern about He-Ro's ability to replace or extend that credit agreement, and as a result, there was substantial doubt about He-Ro's ability to continue as a going concern.

CHANGES IN FINANCIAL CONDITION

      A comparison of the balance sheet of registrant as at February 28, 1998, with its balance sheet as at April 30, 1997, indicates that (i) total assets have increased from $5.5 million to $32.2 million, including $11.2 million of good will arising out of the Acquisition, and (ii) working capital is a negative $0.6 million compared with a working capital of $1.3 million at April 30, 1997. These changes are attributable principally to the effects of the Acquisition.

RESULTS OF OPERATIONS
Comparison of Three and Nine-Month Ended
January 31, 1997, and February 28, 1998

      For the reasons discussed under "General" above, the operating results of registrant for the three and nine-month periods ended February 28, 1998, and the corresponding periods ended January 31, 1997, are not truly comparable because of the reverse acquisition accounting treatment. However, the footnote 2 to the financial statements included herein indicates that if the Acquisition had occurred on June 1, 1996, instead of December 24, 1997, registrant's net revenues for the three months ended February 28, 1998, would have declined to $12.3 million from $14.9 million for the corresponding period one year earlier, and for the nine months ended February 28, 1998, would have declined to $43.7 million from $51.2 million for the corresponding period one year earlier. For the same periods, registrant's loss would have decreased from $2.9 million to $1.3 million (three-month periods) and from $4.0 million to $3.0 million (nine-month periods). The declines in net revenues were principally due to a decline in He-Ro's net revenues during the periods ending with the Acquisition, the reduction in the losses were principally due to He-Ro's reduction in its less profitable activities during such periods.

      Management of registrant does not believe that there have been any significant developments indicative of registrant's future operating results except that after the Acquisition and prior to February 28, 1998:

                  (a) registrant liquidated inventory held in Hong Kong, the right to sell which had been restricted by the credit agreement with Foothill, a prior lender to He-Ro which was repaid in full as part of the Acquisition. Such liquidation involved the sale to a vendor, for about $135,000, of inventory with a cost basis of approximately $2.4million, resulting in a non-recurring loss of about $500,000 in excess of reserves established therefor. Such non-recurring loss is included in the cost of goods sold.

                  (b) in the period ending May 31, 1999, registrant's earnings will be reduced by about $95,000 per month because of the amortization of its goodwill on a straight-line basis over ten years. In addition, at May 31, 1999, (the end of the first full fiscal year following the Acquisition), registrant will evaluate the carrying value of certain intangible assets which may not be recoverable, including goodwill, and currently anticipates that the unamortized portion of such goodwill not amortized prior to May 31, 1999, may be expressed in its entirety at that date.


                                     PART II

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

            On December 24, 1997, 5,277,905 shares of Common Stock of registrant ("Common Stock"), par value $.01 per share, were issued Hong J. Han in exchange for the acquisition by He-Ro of all the outstanding shares of capital stock of Nah Nah, as a result of which Nah Nah became a wholly owned subsidiary of registrant. Such issuance of Common Stock was exempt from registration under the Securities Act of 1933 as a transaction by an issuer not involving any public offering pursuant to Section 4(2) of that Act.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

           Prior to the Acquisition, He-Ro Group, Inc. (a subsidiary of registrant, was indebted to the estate of Herbert Rounick in the amount of $5,296,000 plus $1,119,000 of accrued and unpaid interest thereon (the "Rounick Debt"). Although, under the terms of registrant's credit agreements, payments on the Rounick debt was prohibited, interest was payable monthly and the failure to pay such interest constituted a default on the Rounick Debt. The interest on the Rouncik Debt was added to principal and new demand promissory notes representing the outstanding Rounick Debt were issued to H. J. Han and the to Della rouncik (the distributee of the estte of Rounick) reflecting principal of $4,296,000 to Mr. Han and of $1,000,000 to Mrs Rouncik. Such debt bears interest at 9.278% per annum payable on the first of each month commencing January 1, 1998, or otherwise on demand. Because of the terms of the subordination agreements with Heller and Hong J. Han, interest has not been paid to the estate of Rounick since December 24, 1997. He-Ro had also been in default prior to the Acquisition under its Bank Groupo Credit Agreement. And registrant is currently in default under certain financial covenants under the Heller Agreement, as more fully discussed under "Liquidity and Capital Resources" above.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits:

         3.1 Restated Certificate of Incorporation of registrant. Incorporated by reference to Exhibit 3.1 of registrant's Annual Report on Form 10-K for the year ended May 31, 1995 ("Registrant's 1995 10-K").

         3.2      Bylaws of registrant, as amended. Incorporated by reference to
                  Exhibit 3.2 of Registrant's 1995 10-K.

         10.1 Stock Purchase Agreement dated October 16, 1997, among Registrant, Vasiliki Della Pasvantidou Rou-nick ("Della Rounick"), Nah Nah Collection, Inc. ("Nah Nah"), and Hong J. Han. Incorporated by reference to Exhibit 2.1 of registrant's Current Report on Form 8-K dated December 31, 1997.

         10.2 Debt Purchase and Intercreditor Agreement dated December 24, 1997, among Hong J. Han, Della Rounick and The He-Ro Group, Inc. Incorporated by reference to Exhibit C of Form 13-D of Hong H. Han filed January 13, 1998.

         *10.3    Guaranty by registrant and its subsidiaries in favor of Hong
                  J. Han and Della Rounick as Executrix of the Estate of Herbert Rounick dated December 24, 1997.

         *10.4 Registration Rights Agreement dated December 24, 1997, between registrant and Hong J. Han.

         *10.5 Amended and Restated Employment Agreement dated November 1, 1997, between The He-Ro Group, Inc. and Katherine Wong.

         *10.6 Amended and Restated Employment Agreement dated November 1, 1997, between The He-Ro Group, Inc. and David Minka.

         *10.7 Agreement dated July 30, 1997, among Nah Nah, C.A.S. Designs, Inc. and Constance Saunders.

         *10.8 Employment Agreement dated January 1, 1997, between Nah Nah, and Victor Costa.

         10.9 Sublease dated March 6, 1997, between The He-Ro Group, Inc. (as sublessor) and Harve Benard (as sublessee) relating to premises located at One American Way, Secaucus, New Jersey. Incorporated by reference to Exhibit 10.2 to registrant's Annual Report on Form 10-K for the year ended May 31, 1997.

         10.10.1 License Agreement dated June 1, 1990, between The He-Ro Group, Inc., and Oleg Cassini, Inc. ("Cassini License"). Incorporated by reference to Exhibit 10.8 of Registrant's 1995 10-K.

         10.10.2 Letter Agreement dated December 15, 1995, from Oleg Cassini, Inc. to The He-Ro Group, Inc., amending the Cassini License. Incorporated by reference to Exhibit 10.8.1 of registrant's Annual Report on Form 10-K for the year ended May 31, 1996 ("Registrant's 1996 10-K").

         *10.10.3 Agreement dated December 30, 1997, between The He- Ro Group,
                  Inc., and Oleg Cassini, Inc., amending the Cassini License.

         *10.11 Licensing Agreement dated as of December 24, 1997, between N.N.C.S., Inc. and Nah Nah.

         10.12    1991 Stock Option Plan. Incorporated by reference to Exhibit
                  10.12 of Registrant's 1995 10-K.

         10.13 1992 Outside Director Stock Option Plan. Incorporated by reference to Exhibit 10.13 of Registrant's 1995 10-K.

         10.14 1993 Outside Director Stock Option Plan. Incorporated by reference to Exhibit 10.14 of Registrant's 1995 10-K.

         10.15 Amended and Restated 1994 Outside Director Stock Option Plan. Incorporated by reference to Exhibit 10.15 of Registrant's 1996 10-K.

         *11      Computation of Per Share Earnings Statement

         *27      Financial Data Schedule

         99.1 Irrevocable Proxy granted by Della Rounick in favor of Hong J. Han. Incorporated by reference to to Exhibit B of Form 13-D of Hong H. Han filed January 13, 1998.

         99.2 Factoring Agreement dated December 24, 1997 among Heller Financial, Inc., The He-Ro Group, Inc., HRNL, Inc., Nah Nah, registrant and certain other subsidiaries. Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated December 31, 1997.

         *99.3 Subordination Agreement dated December 24, 1997, among Hong J. Han, Nah Nah, and Heller Financial Inc. subordinating indebtedness owed by Nah Nah to Hong H. Han.

         *99.4 Subordination Agreement dated December 24, 1997, among Della Rounick, Hong J. Han, The He-Ro Group, Inc., and Heller Financial Inc. subordinating indebtedness owed by The He-Ro Group, Inc. to Della Rounick and Hong J. Han.

            -------------------------
            * Exhibit filed herewith



         (b) Reports on Form 8-K

                  The following reports on Form 8-K were filed during the quarter ended February 28, 1998:

                  (i) A report dated December 24, 1997, was filed on December 31, 1997, covering Items 1, 2, 4 and 5. No financial statements were filed therewith.

                  (ii) Amendment no. 1 to the report was filed on March 8, 1998, amending Item 7. No financial statements were filed therewith.

                  (iii) Amendment no. 2 to the report was filed on March 9, 1998, covering Item 7 and filing the following financing statements:

                        (1) Unaudited Financial Statements of Nah Nah
            Collection, Inc. for three years ended April 30, 1995, 1996, and 1997, and Interim Financial Statements for the period May 1, 1997 to December 23, 1997; and

                        (2) Pro Forma Combined Condensed Balance Sheet and
            Statement of Operations for The He-Ro Group, Ltd. giving effect to the reverse acquisition.

                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            THE HE-RO GROUP, LTD.


April 20, 1998                              By  /s/ HONG J. HAN
                                                --------------------------------
                                                 Hong J. Han
                                                 President


                                            By  /s/ CHRIS HAN
                                                --------------------------------
                                                 Chris Han
                                                 Principal Financial Officer

                                  EXHIBIT INDEX

                                                                        Page No.
                                                                        --------


3.1      Restated Certificate of Incorporation of registrant.
         Incorporated by reference to Exhibit 3.1 of registrant's
         Annual Report on Form 10-K for the year ended May 31, 1995 ("Registrant's 1995 10-K").

3.2      Bylaws of registrant, as amended. Incorporated by reference to
         Exhibit 3.2 of Registrant's 1995 10-K.

10.1     Stock Purchase Agreement dated October 16, 1997, among
         Registrant, Vasiliki Della Pasvantidou Rounick ("Della
         Rounick"), Nah Nah Collection, Inc.("Nah Nah"), and Hong J. Han. Incorporated by reference to Exhibit 2.1 of registrant's Current Report on Form 8-K dated December 31, 1997.

10.2 Debt Purchase and Intercreditor Agreement dated December 24, 1997, among Hong J. Han, Della Rounick and The He-Ro Group, Inc. Incorporated by reference to Exhibit C of Form 13-D of Hong H. Han filed January 13, 1998.

*10.3 Guaranty by registant and its subsidiaries in favor of Hong J. Han and Della Rounick as Executrix of the Estate of Herbert Rounick dated December 24, 1997.

*10.4 Registration Rights Agreement dated December 24, 1997, between registrant and Hong J. Han.

*10.5 Amended and Restated Employment Agreement dated November 1, 1997, between The He-Ro Group, Inc. and Katherine Wong.

*10.6 Amended and Restated Employment Agreement dated November 1, 1997, between The He-Ro Group, Inc. and David Minka.

*10.7 Agreement dated July 30, 1997, among Nah Nah, C.A.S. Designs, Inc. and Constance Saunders.

*10.8 Employment Agreement dated January 1, 1997, between Nah Nah, and Victor Costa.

10.9 Sublease dated March 6, 1997, between The He-Ro Group, Inc. (as sublessor) and Harve Benard (as sublessee) relating to premises located at One American Way, Secaucus, New Jersey. Incorporated by reference to Exhibit 10.2 to registrant's Annual Report on Form 10-K for the year ended May 31, 1997.

10.10.1 License Agreement dated June 1, 1990, between The He-Ro Group, Inc., and Oleg Cassini, Inc. ("Cassini License"). Incor-porated by reference to Exhibit 10.8 of Registrant's 1995 10-K.

10.10.2 Letter Agreement dated December 15, 1995, from Oleg Cassini, Inc. to The He-Ro Group, Inc., amending the Cassini License. Incorporated by reference to Exhibit 10.8.1 of registrant's Annual Report on Form 10-K for the year ended May 31, 1996 ("Registrant's 1996 10-K").

*10.10.3 Agreement dated December 30, 1997, between The He-Ro Group,
         Inc., and Oleg Cassini, Inc., amending the Cassini License.

*10.11 Licensing Agreement dated as of December 24, 1997, between N.N.C.S., Inc. and Nah Nah.

10.12    1991 Stock Option Plan. Incorporated by reference to Exhibit
         10.12 of Registrant's 1995 10-K.

10.13 1992 Outside Director Stock Option Plan. Incorporated by reference to Exhibit 10.13 of Registrant's 1995 10-K.

10.14 1993 Outside Director Stock Option Plan. Incorporated by reference to Exhibit 10.14 of Registrant's 1995 10-K.

10.15 Amended and Restated 1994 Outside Director Stock Option Plan. Incorporated by reference to Exhibit 10.15 of Registrant's 1996 10-K.

*11      Computation of Per Share Earnings Statement

*27      Financial Data Schedule

99.1 Irrevocable Proxy granted by Della Rounick in favor of Hong J. Han. Incorporated by reference to to Exhibit B of Form 13-D of Hong H. Han filed January 13, 1998.

99.2 Factoring Agreement dated December 24, 1997 among Heller Financial, Inc., The He- Ro Group, Inc., HRNL, Inc., Nah Nah, registrant and certain other subsidiaries. Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated December 31, 1997.

*99.3 Subordination Agreement dated December 24, 1997, among Hong J. Han, Nah Nah, and Heller Financial Inc. subordinating in-debtedness owed by Nah Nah to Hong H. Han.

*99.4 Subordination Agreement dated December 24, 1997, among Della Rounick, Hong J. Han, The He-Ro Group, Inc., and Heller Finan-cial Inc. subordinating indebtedness owed by The He-Ro Group, Inc. to Della Rounick and Hong J. Han.


-------------------------
* Exhibit filed herewith