Form 10-Q/A
period 1998-02-28
NAHDREE GROUP LTD
filed 1998-06-18
CIK 875043

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                  FORM 10-Q/A

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

                            THE NAHDREE GROUP, LTD.


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

                             The He-Ro Group, Ltd.
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                   THE NAHDREE GROUP, LTD. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS THE HE-RO GROUP, LTD.)

  Index


 PART I.   FINANCIAL INFORMATION                                        Page No.

           Independent Auditors' Report..............................      3

 Item 1.   Financial Statements:
           Consolidated Balance Sheet
           February 28, 1998..........................................     4

           Consolidated Statements of Operations
           Nine months Ended February 28, 1998........................     5

           Consolidated Statements of Changes in Stockholders' Equity
           Nine months Ended February 28, 1998........................     6

           Consolidated Statements of Cash Flows Nine months Ended
           February 28, 1998..........................................     7

           Notes to Consolidated Financial Statements.................     8-19

 Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................     20-22

PART II.   OTHER INFORMATION..........................................     22-25

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of The Nahdree Group, Ltd.
  (Formerly known as The He-Ro Group, Ltd.)


We have audited the accompanying consolidated balance sheet of The Nahdree Group, Ltd. (formerly known as The He-Ro Group, Ltd.) (a Delaware Corporation) and subsidiaries as of February 28, 1998 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the nine months ended February 28, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Nahdree Group, Ltd. (formerly known as The He-Ro Group, Ltd.) and subsidiaries as of February 28, 1998, and the results of their operations and their cash flows for the nine-month period ended February 28, 1998 in conformity with generally accepted accounting principles.




                                                  M.R.Weiser & Co. LLP

New York, NY
June 2, 1998

                    THE NAHDREE GROUP, LTD. AND SUBSIDIARIES
                    (FORMERLY KNOWN AS THE HE-RO GROUP, LTD.)

                           CONSOLIDATED BALANCE SHEET

                                FEBRUARY 28, 1998
                                 (In thousands)



                                     ASSETS


Current assets:

  Cash                                                                    $    121
                                                                          --------

  Accounts receivable:

    Trade, net of allowance for doubtful accounts of $361                      926

    Suppliers and other                                                      3,229
                                                                          --------
                                                                             4,155

  Inventory                                                                 14,144

  Other current assets                                                         282
                                                                          --------
       Total current assets                                                 18,702

Fixed assets - at cost, net of accumulated
  depreciation and amortization                                              1,115

Intangibles                                                                 11,218

Other assets                                                                 1,055
                                                                          --------
                                                                          $ 32,090
                                                                          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Cash overdraft                                                          $    720

  Bank loans                                                                   674

  Due to factor                                                              5,158

  Accounts payable - trade                                                   9,285

  Current portion of capital lease obligation                                   12

  Accrued expenses and other current
    liabilities                                                              1,478

  Due to affiliate                                                           2,151
                                                                          --------
                                                                            19,478
                                                                          --------
       Total current liabilities

Long-term debt - stockholders - Subordinated                                 9,691

Long-term portion of capital lease obligation                                   57
                                                                          --------

                                                                             9,748
                                                                          --------

Commitments and contingencies

Stockholders' equity:

    Preferred stock, $.01 par value; 1,000,000
       authorized shares; no shares outstanding                                 --

    Common stock, $.01 par value; 25,000,000
       authorized shares; issued and outstanding
       11,995,238 shares                                                       120

    Additional paid-in capital                                               2,867

    Accumulated deficit                                                       (123)
                                                                          --------
        Total stockholders' equity                                           2,864
                                                                          --------
                                                                          $ 32,090
                                                                          ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                    THE NAHDREE GROUP, LTD. AND SUBSIDIARIES
                    (FORMERLY KNOWN AS THE HE-RO GROUP, LTD.)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                  FOR THE NINE MONTHS ENDED FEBRUARY 28, 1998
                      (In thousands, except per share data)



Net sales                                          $ 21,339


Cost of sales                                        15,767
                                                   --------

Gross profit                                          5,572


Selling, general and administrative expenses          5,324


Amortization of goodwill                                190
                                                   --------

Operating income                                         58


Interest expense                                        642
                                                   --------

Loss before income taxes                               (584)


Provision for income taxes                              149
                                                   --------

Net loss                                           $   (733)
                                                   ========


Basic and diluted loss per share                   $  (0.11)
                                                   ========


Weighted average shares outstanding                   6,926
                                                   ========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                    THE NAHDREE GROUP, LTD. AND SUBSIDIARIES
                    (FORMERLY KNOWN AS THE HE-RO GROUP, LTD.)

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                   FOR THE NINE MONTHS ENDED FEBRUARY 28, 1998
                                 (In thousands)


                                             COMMON STOCK                         RETAINED
                                         ---------------------      ADDITIONAL    EARNINGS/
                                          NO. OF                     PAID IN    (ACCUMULATED
                                          SHARES        AMOUNT       CAPITAL       DEFICIT)        Total
                                         -------       -------       -------       -------        -------

Balance, June 1, 1997 Nah Nah
  Collection, Inc.                                     $    50       $   250       $   610        $   910

Increase in Common Stock on
reverse acquisition on December
24, 1997 with The He-Ro Group,
Ltd. and Nah Nah Collection, Inc.          5,278             3         2,617             0          2,620



Common shares acquired on
reverse acquisition from The
He-Ro Group, Ltd.                          6,717            67             0             0             67



Net loss for the nine month period
June 1, 1997 through
February 28, 1998                                                                     (733)          (733)
                                         -------       -------       -------       -------        -------
Balance at February 28, 1998              11,995       $   120       $ 2,867       $  (123)       $ 2,864
                                         =======       =======       =======       =======        =======



 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                    THE NAHDREE GROUP, LTD. AND SUBSIDIARIES
                    (FORMERLY KNOWN AS THE HE-RO GROUP, LTD.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                   FOR THE NINE MONTHS ENDED FEBRUARY 28, 1998
                                 (In thousands)


CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                                                    $    (733)
                                                                                              ---------

  Adjustments to reconcile net loss to net

    cash provided by operating activities:

      Depreciation                                                                                  164

      Amortization                                                                                  190
      Deferred income taxes                                                                         143
      Increase (decrease) in cash attributable to changes
       in operating assets
          and liabilities:

           Trade receivables                                                                      2,710

           Other receivables                                                                       (145)

           Due to factor                                                                          6,380

           Inventories                                                                           (1,407)

           Other current assets                                                                      17

           Accounts payable                                                                       1,779

           Accrued expenses and other current liabilities                                          (338)
                                                                                              ---------

           Total adjustments                                                                      9,493
                                                                                              ---------

Net cash provided by operating activities                                                         8,760
                                                                                              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisition of fixed assets                                                                      (538)

  Net acquisition costs (goodwill) in connection with merger                                       (263)
                                                                                              ---------

Net cash used in investing activities                                                              (801)
                                                                                              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
                                                                                                    320
  Proceeds from cash overdraft

  Decrease  in bank loans                                                                        (8,148)

  Repayments on capital lease obligation                                                            (10)
                                                                                              ---------
  Net cash used in financing activities                                                          (7,838)
                                                                                              ---------

NET INCREASE IN CASH                                                                                121

CASH, beginning of period                                                                            --
                                                                                              ---------

CASH, end of period                                                                           $     121
                                                                                              =========


           Supplemental Disclosures of Cash Flow Information:
              Cash paid during the period for:
                 Interest                                                                     $ 455,000
                 Income taxes                                                                     8,000

           Schedule of noncash investing activity (See Notes 1 and 2):
              Net liabilities (noncash) assumed in connection with acquisition of He-Ro       $   8,458
              Estimated fair value of He-Ro's outstanding common stock on date of
                 acquisition                                                                      2,687
                                                                                              ---------
              Net goodwill recorded in connection with transaction                            $  11,145
                                                                                              =========

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                    THE NAHDREE GROUP, LTD. AND SUBSIDIARIES
                    (FORMERLY KNOWN AS THE HE-RO GROUP, LTD.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       The Company and Description of Business:

       Effective May 31, 1998, the Company (formerly known as the The He-Ro Group, Ltd.) amended its Articles of Incorporation to change the Company's corporate name to "The Nahdree Group, Ltd."

       The Company is primarily engaged in the merchandising and distribution of designer women's apparel at the wholesale and retail levels. The principal market for the Company's products is in the United States.

       Acquisition:

       On December 24, 1997, The He-Ro Group, Ltd. ("Hero") purchased all of the outstanding capital stock of Nah Nah Collections, Inc. The transaction has been accounted for as a reverse acquisition. (See Note 2.)

       Basis of Presentation and the Company:

       The consolidated financial statements include the accounts of The Nahdree Group, Ltd. and its subsidiaries (hereinafter collectively referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which principles assume that assets will be realized and liabilities discharged in the normal course of business.

       Use of Estimates:

       Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

       Accounts Receivable Suppliers:

       Accounts receivable - suppliers represent sales of raw materials to foreign contract suppliers, at cost.

       Inventory:

       Inventory is stated at lower of cost (first-in, first-out method) or market.

       Fixed Assets:

       Machinery and equipment and furniture and fixtures are depreciated using the straight-line method over their estimated useful lives of 5-7 years. Leasehold improvements are amortized using the straight-line method over the shorter of the term of the lease or the estimated useful life of the asset.

       Intangibles:

       Goodwill has been recognized to the extent the aggregate fair value of He-Ro's outstanding stock exceeds the fair value of the net assets of He-Ro as of December 24, 1997. Amortization expense is calculated on a straight line basis over ten years. The Company's policy is to evaluate long-lived assets, goodwill and certain identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Such an evaluation is based on a number of factors, including expectations for operating income and undiscounted cash flows that will result from the use of such assets. The Company will, on a continuous basis, evaluate the carrying value of goodwill to determine whether the remaining estimated useful life of goodwill warrants revision or whether the carrying amount may not be recoverable.

       Foreign Currency Translation:

       The accounts of the Company's foreign operations are translated into U.S. dollars in accordance with FASB Statement No. 52, "Foreign Currency Translation." Balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the year. Exchange gains and losses are included in the determination of the current period's results of operations and are not significant.

       Income Taxes:

       Certain items of income and expense are not reported in both the tax returns and financial statements in the same year. The resulting tax differences are reported as deferred income taxes.

       Revenue Recognition:

       Sales are recognized upon shipment of products or, in the case of retail sales, when payment is received. Allowances for estimated returns and discounts are provided for based on historical experience when sales are recorded.

       Advertising and Promotion:

       All costs associated with advertising and product promotion are expensed in the period incurred. These expenses amounted to approximately $216,000 for the nine month period ended February 28, 1998.

       Investments:

       Included in other assets is an investment in foreign affiliates which is accounted for on the equity method. (See Note 10).

       Cash and Cash Equivalents:

       The Company considers highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

       Loss Per Share:

       As of December 15, 1997, the Company adopted Statement of Financial Accounting Standards No. ("SFAS") 128, "Earnings Per Share." Basic earnings (loss) per share excludes dilution and is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.

       Diluted earnings (loss) per share is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. Options and warrants were not included in the computation of diluted earnings per share because the exercise price was greater than the market price of the stock.

       Fair Value of Financial Instruments:

       The amounts included in the balance sheet at February 28, 1998 for cash, accounts receivable, bank loans, due to factor, accounts payable, and accrued expenses approximates fair value because of the short-term nature of these instruments. The carrying value of long-term debt approximates the estimated fair value because the long-term debt is at interest rates comparable to notes currently available to the Company for debt with similar terms and remaining maturities.

       Stock Based Compensation:

       The Company applies SFAS 123 "Accounting for Stock Based Compensation" in accounting for its stock based compensation plan. As permitted by SFAS 123, the Company applies Accounting Principles Board opinion No. 25 and related interpretations for expense recognition. There were no options issued during the nine month period ended February 28, 1998.

       New Accounting Pronouncements:

       In 1997, SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" were issued. These standards which will become effective during the Company's 1999 fiscal year, expand or modify disclosures and, accordingly, will not have a material effect on the Company's financial position, results of operations or cash flows.

2.     ACQUISITION:

       On December 24, 1997 (the "Closing Date"), the Company acquired all of the outstanding capital stock of Nah Nah Collection, Inc. ("Nah Nah") from Hong J. Han, president of Nah Nah, in exchange for the issuance by the Company to Mr. Han of 5,277,905 shares of common stock (equivalent to 44% of the Company's issued and outstanding capital stock), pursuant to a Stock Purchase Agreement dated October 16, 1997 (the "Stock Purchase Agreement"), among the Company, Nah Nah, Mr. Han and Della Rounick (a former stockholder of He-Ro). In addition, Ms. Rounick granted to Mr. Han, or his designee, an irrevocable proxy to vote the 4,430,748 shares of Common Stock owned by her, giving Mr. Han voting control over a total of approximately 81% of the Company's issued and outstanding stock.

       For accounting purposes, the acquisition has been treated as the acquisition of He-Ro by Nah Nah with Nah Nah as the accounting acquiror (reverse acquisition). Accordingly, the accompanying financial statements present the historical results of Nah Nah (June 1, 1997 to February 28,
       1998) and the results of operations of The He-Ro Group, Ltd. from the date of acquisition (December 24, 1997 to February 28, 1998).

       Prior to the reverse acquisition, Nah Nah's fiscal year end was April 30. Subsequent to the acquisition, Nah Nah has changed its fiscal year end to May 31. Assuming the reverse acquisition had occurred on June 1, 1997, the Company's (unaudited) net revenues, net loss and basic and diluted loss per share would have been approximately as follows:

                                                                    Nine Months
                                                                       Ended
                                                                    February 28,
                                                                        1998
                                                                    (In Thousands)
                                                                    --------------
                 Net revenue                                            $43,712
                                                                        =======
                 Net loss                                               $(3,167)
                                                                        =======
                 Basic and diluted loss per share                       $  (.46)
                                                                        =======

3.     INVENTORY:

       As of February 28, 1998, inventory consist of the following (in thousands):

                 Finished goods                                 $11,020
                 Raw materials and work-in-process                3,124
                                                                -------
                                                                $14,144
                                                                =======

4.     FIXED ASSETS:

       As of February 28, 1998, fixed assets consist of the following (in thousands):

                 Machinery and equipment                              $ 2,396
                 Furniture and fixtures                                 2,588
                 Leasehold improvements                                 2,571
                                                                      -------
                                                                        7,555
                 Less accumulated depreciation and amortization         6,440
                                                                      -------
                                                                      $ 1,115
                                                                      =======

5.     INTANGIBLES:

       As of February 28, 1998, intangibles consist of the following (in thousands):

                                                                                   Amortization
                                                                                      Period
                                                                                   ------------
                 Goodwill                                            $11,408          10 years
                 Amortization                                           (190)
                                                                     -------
                                                                     $11,218
                                                                     =======


6.     NOTE PAYABLE BANK:

       At February 28, 1998, the Company had $674,000 outstanding under a promissory note which was due and paid by March 31, 1998.

7.     DUE TO FACTOR:

       On the Closing Date of the acquisition referred to in Note 2, the Company and all of its active subsidiaries entered into a new factoring and revolving inventory loan and security agreement (the "Factoring Agreement") with Heller Financial, Inc. ("Heller"), for a term of two years, replacing Foothill Capital Corporation ("Foothill") as the senior lender. All of the outstanding obligations of the Company to Foothill were paid in full and Foothill released its liens on the assets of the Company and its subsidiaries. The factoring advances, inventory and letter of credit facility under the Factoring Agreement may not exceed an aggregate of $20,000,000 outstanding at any time and includes (a) collection factoring with advances not to exceed 85% of the purchase price of net eligible accounts; (b) advances not to exceed 60% of eligible finished goods inventory located in the United States; (c) documentary letters of credit; and (d) an over advance formula facility. Interest charged on advances is the prime rate plus 1% per annum. The Company is contingently liable to the factor for merchandise disputes and customer claims on receivables sold to the factor. Receivables sold to the factor subject to recourse in the event of nonpayment by the customer amounted to approximately $341,000 at February 28, 1998. The significant restrictive covenants as defined in the Factoring Agreement are as follows:

       - Minimum tangible net worth for each fiscal year: $4,250,000 for 1998; $7,000,000 for 1999; $10,500,000 for 2000; and $15,500,000
              for each fiscal year thereafter.

       -      Minimum working capital: $2,200,000.

       -      Minimum current ratio: 1.30 to 1.10.

       -      Capital expenditures may not exceed $300,000 in one fiscal year.

       The Company's principal subsidiaries granted to Heller continuing security interests in substantially all of their assets, including receivables, inventory (other than raw materials and work-in-progress), intangibles, equipment, and any proceeds from any of the above. The obligations to Heller are further secured by a guaranty by the Company and its other subsidiaries, and the obligations of such grantors are secured by liens on substantially all of the assets of the guarantors.

       At February 28, 1998, the Company was in default of certain financial covenants and has obtained a waiver from Heller as of such date. Accordingly, the Company is currently in discussions with Heller to revise such covenants and to negotiate additional accommodations. Although there is no assurance that such covenant revisions or additional accommodations will be obtained the Company believes that, if an accommodation with Heller is not obtained, alternative sources of funds could be arranged, although it has not made any such alternative arrangements to cover the eventuality that Heller might curtail the funds available under the Heller Agreement.

8.     SUBORDINATED STOCKHOLDER DEBT:

       Mr. Han acquired all of the Company's outstanding obligations ($2,750,000 in principal amount) to the Bank Group, and all of the collateral therefor, under the Bank Group Credit Agreement. The Company's indebtedness to Mr. Han, as successor to the Bank Group, is (i) subordinated to the Company's indebtedness to Heller, its new senior lender, and (ii) collateralized by a second lien on the domestic inventory and accounts receivable, among other collateral, and a first lien on the inventory located in Hong Kong and China. The Bank Group also surrendered to the Company for cancellation warrants to purchase 250,000 shares of common stock of the Company.

       Furthermore, the Company is obligated on a note payable to Mr. Han in the amount of $250,000 which is due on January 1, 1999. The note is subordinated to the general creditors.

       Pursuant to certain conditions set forth in the Stock Purchase Agreement, on the Closing Date, Mr. Han also purchased from Ms. Rounick subordinated indebtedness of The He-Ro Group, Inc., a subsidiary of the He-Ro Group, Ltd. ("HGI"), to the Estate of Herbert Rounick (of which Ms. Rounick is executrix) in the amount of $4,296,000, plus accrued interest. Ms. Rounick retained $1,000,000 of subordinated indebtedness. The aggregate indebtedness (in the principal amount of $6,660,801, which includes the accrued interest) is evidenced by subordinated notes of the Company in favor of each of Mr. Han and Ms. Rounick bearing interest at 9.278% per annum. The principal ($6,660,801) is due and payable on demand and the interest on such amount is due on the first of each month commencing January 1, 1998, or otherwise on demand; however, Mr. Han has agreed not to require principal payment prior to February 28, 1999. The Company and all its subsidiaries (except HGI) have guaranteed payment and performance of the notes. The payments on, and any conversion of, the notes, as well as other provisions on the notes, will be on a pari passu basis, subject to certain restrictions, and Ms. Rounick may not take any action to collect, enforce, convert or otherwise deal with her note unless Mr. Han has taken such action (in which event Ms. Rounick may take such action but only to the same extent and on the same terms as Mr. Han) or unless she has received Mr. Han's prior written consent.

       Under the terms of subordination and intercreditor agreements with Heller, all interest payments to Ms. Rounick and Mr. Han are subject to certain conditions.

9.     INCOME TAXES:

       As of February 28, 1998, deferred tax assets and liabilities consist of the following (in thousands):

Deferred income tax assets:
   Provision for bad debt                                                   $    143
   Accrued shareholder interest                                                   51
   Loss carryforward                                                          13,000
                                                                            --------
                                                                              13,194
   Valuation allowance                                                        13,194
                                                                            --------
                                                                            $    -0-
                                                                            ========
Deferred income tax liability:
    Undistributed earnings of foreign affiliate                             $   (325)
    Fixed assets                                                                 392
                                                                            --------
                                                                                  67
    Valuation allowance                                                           67
                                                                            --------
                                                                               $ -0-
                                                                            ========

       The current deferred tax assets arising from loss carryforwards and timing differences are significantly reserved with valuation allowances because of the uncertainty of realizing their benefit of future offsets against taxable income.

       At February 28, 1998, the Company has approximately $38,000,000 of net operating loss carryforwards conforming with Section 382 of the Internal Revenue Service Code. For U.S. tax reporting purposes, these net operating loss carryforwards begin to expire in 2009.

       The provision for income taxes is comprised of state and local current taxes of $6,000 and deferred taxes of $143,000.

       The provision for income taxes for the nine month period ended February 28, 1998 differs from the amounts computed by applying Federal statutory rates due to the following (in thousands):

                 Computed "expected" tax benefit (34%)                                 $(199)
                 Increase in valuation allowance for deferred tax assets                 348
                                                                                       -----

                 Tax provision at effective tax rate                                   $ 149
                                                                                       =====

10.    RELATED PARTY TRANSACTIONS:

       At February 28, 1998, the Company has an investment of $798,000, included in other assets, in Great Projects Limited ("GPL"), a Hong Kong corporation. Fifty percent of GPL is owned by a subsidiary of the Company, and 25% is owned by each of two Hong Kong companies that are unaffiliated with the Company or its officers or directors. As of October 31, 1993, the partners agreed to discontinue the operations of GPL. In January 1996, liquidation proceedings in Hong Kong were commenced to wind up GPL. Included in accounts payable is $2,151,000 due to the foreign affiliate at February 28, 1998. The Company does not expect any material impact on its results of operations due to the liquidation of GPL. (See
       Note 1.)

       On December 24, 1997, the Company entered into a licensing agreement with a Company owned by a major stockholder to license the Nahdree trademark providing for royalties of 1% of net sales on apparel using the Nahdree name to be paid. Royalty expense approximated $42,000 for the nine month period ended February 28, 1998.

11.    COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:

       License Agreements:

       Effective June 1, 1996, the Company was obligated to pay minimum annual royalties of $350,000 to its licensor for the next three years. If all the renewal privileges are exercised, the agreement will expire in 2011. The license agreement contains royalty percentages on sales ranging from 1% to 4%.

       Total royalty expense, including the amount relating to the license agreement referred to in Note 10, approximated $130,000 for the period ended February 28, 1998.

       Leases:

       At February 28, 1998, the Company was obligated to pay minimum annual rentals expiring at various dates through the year 2002 which include increases in real estate taxes and other operating assessments. Minimum annual rentals exclusive of increases in real estate taxes and other operating assessments are as follows:

                                        Period Ending            Rental
                                         February 28,            Income
                                         ------------            ------
                                                 (In Thousands)
                 1998                      $2,526               $  891
                 1999                       2,109                  891
                 2000                       1,828                  891
                 2001                       1,478                  891
                 2002                         231                  594
                                           ------               ------

                                           $8,172               $4,158
                                           ======               ======

       Total rent expense approximated $519,000 for the nine month period ended February 28, 1998.

       Letters of Credit:

       The Company had outstanding letters of credit in the aggregate amount of $171,000 as of February 28, 1998.

       Concentrations:

       For the nine months ended February 28, 1998, one customer accounted for an aggregate of 16% of the Company's sales.

       Commitments:

       The Company has entered into certain employment contracts that expire in October 1998. The aggregate amount due on these contracts at February 28, 1998 is $227,000. The Company has also entered into certain agreements with designers that expire in various years ending in 2002. The aggregate amount due on these contracts at February 28, 1998 is $1,198,000.

       Litigation:

       The Company is a party to various claims, legal actions, and complaints arising in the ordinary course of business. In the opinion of the Company's management and its counsel, all such matters are without merit or involve such amounts in which an unfavorable disposition would not have a material effect on the consolidated financial statements of the Company.

       Professional Fees:

       The Company settled certain obligations outstanding prior to the acquisition referred to in Note 2 whereby monthly principal payments in the amount of $20,000 are due commencing April 1998 and continuing through November 1998 (an aggregate of $160,000 which has been accrued at February 28, 1998 included in accrued expenses and other liabilities in the accompanying balance sheet). If the Company does not meet the terms of the agreements, an additional principal amount approximating $164,000 will be due on December 1, 1998 including interest at 12% per annum.

12.    STOCK OPTIONS:

       In May 1991, the stockholders of the Company approved the adoption of the 1991 Stock Option Plan (the "Option Plan"). The Option Plan is designed to provide long-term incentive benefits to key employees, consultants and directors of the Company or any of its subsidiaries as determined by the Board of Directors, which group constitutes approximately seven (7%) percent of the Company's employees, or approximately 19 persons. In October 1992, the Board of Directors and stockholders approved an amendment to the Option Plan to increase the maximum aggregate number of shares of common stock authorized for issuance thereunder from 250,000 shares to 500,000 shares.

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

       In March 1994, the stockholders of the Company approved the adoption of the 1992, 1993 and 1994 Outside Directors Stock Option Plans (together, the "Directors Option Plans"). Pursuant to the Directors Option Plans, 185,000 shares are reserved for issuance upon the exercise of stock options granted under the individual Directors Option Plans. Both the 1992 and 1993 Outside Directors Stock Option Plans provide that all options are to be granted at an exercise price equal to the last sale price reported on the date of the grant. On October 11, 1995, the Board of Directors amended the 1994 Outside Directors Stock Option Plan in which the Company granted options to purchase 50,000 shares of common stock to each 1994 outside director at an exercise price equal to the greater of $1.00 per share or the last sale price reported on the grant date. Each outside director previously held options to purchase 100,000 shares of common stock at an exercise price equal to the greater of $2.00 per share or the last sale price reported on the grant date. At February 28, 1998 there were 175,000 options outstanding under the Director's Option Plans.

       Changes in common shares under both option plans for the nine months ended February 28, 1998 are as follows:

                                                         Shares Subject      Price Range    Weighted Average
                                                          to Option           Per Share          Exercise Price
                                                          ---------           ---------          --------------
       Outstanding, May 31, 1997                           468,600          $   1-$17                  $2.77

       Exercised                                              -                                           -

       Canceled                                            (78,000)         $1-$4.875                  $2.62
                                                           -------

       Outstanding, February 28, 1998                      390,600          $   1-$17                  $2.86
                                                           =======

       Options granted under the plans become exercisable immediately or at rates ranging from 20%-100% per year. All options expire within ten years from the date on which they were granted, commencing in 1998 through 2003. At February 28, 1998, there were 313,800 outstanding options which were exercisable at a weighted-average exercise price of $3.17 for all plans.

13.    401(k) PLAN:

       The Company adopted a 401(k) plan effective January 1, 1995. The plan covers all eligible U.S. employees who are 21 years of age with six months or more years of service. The plan pays benefits based on an employee's account balance. Participants may contribute from 1% to 15% of their salary on a before-tax basis. The Company does not match participant contributions. Contributions are fully and immediately vested.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

                    THE NAHDREE GROUP, LTD. AND SUBSIDIARIES
                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The following discussion provides information and analysis of registrant's results of operations for the three-month and nine-month periods ended February 28, 1998, and its liquidity and capital resources. The following discussion and analysis should be read in conjunction with the financial statements included elsewhere herein.

      On December 24, 1997, The He-Ro Group, Ltd. ("He-Ro") acquired (the "acquisition") all the outstanding capital stock of Nah Nah Collection, Inc. ("Nah Nah") from Hong J. Han, president of Nah Nah, in exchange for the issuance by He-Ro to Mr. Han of 5,277,905 shares of He-Ro common stock (equivalent to 44% of the combined entities' issued and outstanding capital stock), pursuant to a Stock Purchase Agreement dated October 16, 1997 (the "Stock Purchase Agreement"), among the Company, He-Ro, Mr. Han and the former principal shareholder of He-Ro. In addition, the former principal shareholder of He-Ro granted to Mr. Han, or his designee, an irrevocable proxy to vote the 4,430,748 shares of He-Ro common stock owned by her, giving Mr. Han voting control over a total of approximately 81% of He-Ro's issued and outstanding stock. This transaction will be accounted for as a reverse acquisition.

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

      The Heller Agreement contains certain financial covenants, including that registrant's working capital shall not be less than $2.2 million and its current ratio shall not be less than 1.30 to 1.00. At February 28, 1998, registrant was in default of the foregoing covenants, having a negative working capital at such date of $0.8 million and a current ratio of just under 1 to 1. Registrant has received from Heller a waiver of the aforesaid covenants as at February 28, 1998, but such waiver by its terms does not apply to any period after said date. Accordingly, registrant is currently in discussions with Heller to revise the aforesaid covenants and to negotiate additional accommodations. There is no assurance, however, that such covenant revisions or additional accommodations will be obtained. Registrant believes that, if an accommodation with Heller is not obtained, alternative sources of funds could be arranged, although it has not made any such alternative arrangements to cover the eventuality that Heller might curtail the funds available under the Heller Agreement.

      Registrant does not anticipate making any significant capital investments during the forthcoming year and believes that, assuming the accommodation referred to in the immediately preceding paragraph, the Heller Agreement provides sufficient capital resources to meet its capital needs for the foreseeable future. By contrast with registrant's present situations vis-a-vis Heller, prior to the Acquisition, He-Ro's losses made it impossible to service its bank debt without violating its credit agreement with Foothill, there was serious concern about He-Ro's ability to replace or extend that credit agreement, and as a result, there was substantial doubt about He-Ro's ability to continue as a going concern.

CHANGES IN FINANCIAL CONDITION

      A comparison of the balance sheet of registrant as at February 28, 1998, with its balance sheet as at April 30, 1997, indicates that (i) total assets have increased from $5.5 million to $32.1 million, including $11.2 million of goodwill arising out of the Acquisition, and (ii) working capital is a negative $0.8 million compared with a working capital of $1.3 million at April 30, 1997. These changes are attributable principally to the effects of the Acquisition.

RESULTS OF OPERATIONS
Comparison of Three and Nine-Month Ended
January 31, 1997, and February 28, 1998

      For the reasons discussed under "General" above, the operating results of registrant for the three and nine-month periods ended February 28, 1998, and the corresponding periods ended January 31, 1997, are not truly comparable because of the reverse acquisition accounting treatment. However, footnote 3 to the financial statements included herein indicates that if the Acquisition had occurred on June 1, 1996, instead of December 24, 1997, registrant's net revenues for the three months ended February 28, 1998, would have declined to $12.3 million from $14.9 million for the corresponding period one year earlier, and for the nine months ended February 28, 1998, would have declined to $43.7 million from $51.2 million for the corresponding period one year earlier. For the same periods, registrant's loss would have decreased from $2.9 million to $1.3 million (three-month periods) and from $4.0 million to $3.2 million (nine-month periods). The declines in net revenues were principally due to a decline in He-Ro's net revenues during the periods ending with the Acquisition, the reduction in the losses were principally due to He-Ro's reduction in its less profitable activities during such periods. (The figures for the three month periods ending February 28, 1998, and January 31, 1997, and for the nine month period ending January 31, 1997, are taken from the Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1998, before amendment hereby. Such figures were not audited and are not included in the audited financial statements filed herewith.)

      Management of registrant does not believe that there have been any significant developments indicative of registrant's future operating results except that after the Acquisition and prior to February 28, 1998:

                  (a) registrant liquidated inventory held in Hong Kong, the right to sell which had been restricted by the credit agreement with Foothill, a prior lender to He-Ro which was repaid in full as part of the Acquisition. Such liquidation involved the sale to a vendor, for about $135,000, of inventory with a cost basis of approximately $2.4 million, resulting in a non-recurring loss of about $500,000 in excess of reserves established therefor. Such non-recurring loss is included in the cost of goods sold.

                  (b) in the period ending May 31, 1999, registrant's earnings will be reduced by about $95,000 per month because of the amortization of its goodwill on a straight-line basis over ten years. In addition, at May 31, 1999, (the end of the first full fiscal year following the Acquisition), registrant will evaluate the carrying value of certain intangible assets which may not be recoverable, including goodwill, and currently anticipates that the unamortized portion of such goodwill not amortized prior to May 31, 1999, may be expensed in its entirety at that date.


                                     PART II

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

            On December 24, 1997, 5,277,905 shares of Common Stock of registrant ("Common Stock"), par value $.01 per share, were issued Hong J. Han in exchange for the acquisition by He-Ro of all the outstanding shares of capital stock of Nah Nah, as a result of which Nah Nah became a wholly-owned subsidiary of registrant. Such issuance of Common Stock was exempt from registration under the Securities Act of 1933 as a transaction by an issuer not involving any public offering pursuant to Section 4(2) of that Act.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

            Prior to the Acquisition, The He-Ro Group, Inc. (a subsidiary of registrant, was indebted to the estate of Herbert Rounick in the amount of $5,296,000 plus $1,119,000 of accrued and unpaid interest thereon (the "Rounick Debt"). Although, under the terms of registrant's credit agreements, payments on the Rounick debt was prohibited, interest was payable monthly and the failure to pay such interest constituted a default on the Rounick Debt. The interest on the Rounick Debt was added to principal in this Acquisition and new demand promissory notes representing the outstanding Rounick Debt were issued to H. J. Han and to Della Rounick (the distributee of the estate of Rounick) reflecting principal of $4,296,000 to Mr. Han and of $1,000,000 to Ms. Rounick. Such debt bears interest at 9.278% per annum payable on the first of each month commencing January 1, 1998, or otherwise on demand. Because of the terms of the subordination agreements with Heller and Hong J. Han, interest has not been paid to the estate of Rounick since December 24, 1997. He-Ro had also been in default prior to the Acquisition under its Bank Groupo Credit Agreement. In addition, registrant has been in default under certain financial covenants under the Heller Agreement, as more fully discussed under "Liquidity and Capital Resources" above.

ITEM 5.       OTHER INFORMATION.

              Prior to the Acquisition, registrant had a net operating loss ("NOL") carryover of approximately $38 million, which could have been offset against subsequent taxable income of registrant. Registrant has obtained a legal opinion (filed as an Exhibit hereto) from Baer Marks & Upham LLP, which acted as special counsel to Nah Nah and its sole stockholder, Mr. H. J. Han, in the Acquisition, to the effect that "for federal income tax purposes the acquisition of the stock and certain debt by Han [in connection with the Acquisition] did not result in an ownership change in [registrant] under Section 382 of the [Tax] Code." The absence of an "ownership change" means that the NOL will be fully available for use as an offset against future taxable income of registrant during the 15-year NOL carryover period, beginning on the respective dates as of which the NOL arose. On the other hand, under said Section 382, an ownership change would occur whenever one or more "5% shareholders" increase the percentage of stock held by an aggregate of more than 50% over the lowest percentages of stock so owned during the preceding three-year period. Since Mr. Han acquired 44% of the stock of registrant in the Acquisition, if any other 5% shareholder or shareholders should acquire or increase their holdings during the three year period ending on December 24, 2000, by an aggregate of 6% of the stock of registrant, an ownership change could occur, thereby substantially limiting the use of the NOL. The Baer Marks opinion points out that "an opinion of counsel represents our best legal judgment as to the probable outcome of tax issues which the opinion addresses and is not binding on the Internal Revenue Service (the 'Service') or the courts." It also points out the possibility of retroactive changes in the Code, promulgations of the Service or court decisions thereunder.

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

         *8       Opinion of Baer Marks & Upham LLP re tax matters dated April
                  20, 1998.

         10.1 Stock Purchase Agreement dated October 16, 1997, among Registrant, Vasiliki Della Pasvantidou Rounick ("Della Rounick"), Nah Nah Collection, Inc. ("Nah Nah"), and Hong J. Han. Incorporated by reference to Exhibit 2.1 of registrant's Current Report on Form 8-K dated December 31, 1997.

         10.2 Debt Purchase and Intercreditor Agreement dated December 24, 1997, among Hong J. Han, Della Rounick and The He-Ro Group, Inc. Incorporated by reference to Exhibit C of Form 13-D of Hong J. Han filed January 13, 1998.

         10.3     Guaranty by registrant and its subsidiaries in favor of Hong
                  J. Han and Della Rounick as Executrix of the Estate of Herbert Rounick dated December 24, 1997.

         10.4 Registration Rights Agreement dated December 24, 1997, between registrant and Hong J. Han.

         10.5 Amended and Restated Employment Agreement dated November 1, 1997, between The He-Ro Group, Inc. and Katherine Wong.

         10.6 Amended and Restated Employment Agreement dated November 1, 1997, between The He-Ro Group, Inc. and David Minka.

         10.7 Agreement dated July 30, 1997, among Nah Nah, C.A.S. Designs, Inc. and Constance Saunders.

         10.8 Employment Agreement dated January 1, 1997, between Nah Nah, and Victor Costa.

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

         10.10.3 Agreement dated December 30, 1997, between The He-Ro Group, Inc., and Oleg Cassini, Inc., amending the Cassini License.

         10.11 Licensing Agreement dated as of December 24, 1997, between N.N.C.S., Inc. and Nah Nah.

         10.12    1991 Stock Option Plan. Incorporated by reference to Exhibit
                  10.12 of Registrant's 1995 10-K.

         10.13 1992 Outside Director Stock Option Plan. Incorporated by reference to Exhibit 10.13 of Registrant's 1995 10-K.

         10.14 1993 Outside Director Stock Option Plan. Incorporated by reference to Exhibit 10.14 of Registrant's 1995 10-K.

         10.15 Amended and Restated 1994 Outside Director Stock Option Plan. Incorporated by reference to Exhibit 10.15 of Registrant's 1996 10-K.

         11       Computation of Per Share Earnings Statement.

         *23      Consent of Counsel of Baer Marks & Upham LLP dated April 23,
                  1998.

        **27      Financial Data Schedule

         99.1 Irrevocable Proxy granted by Della Rounick in favor of Hong J. Han. Incorporated by reference to Exhibit B of Form 13-D of Hong J. Han filed January 13, 1998.

         99.2 Factoring Agreement dated December 24, 1997 among Heller Financial, Inc., The He-Ro Group, Inc., HRNL, Inc., Nah Nah, registrant and certain other subsidiaries. Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated December 31, 1997.

         99.3 Subordination Agreement dated December 24, 1997, among Hong J. Han, Nah Nah, and Heller Financial Inc. subordinating indebtedness owed by Nah Nah to Hong J. Han.

         99.4 Subordination Agreement dated December 24, 1997, among Della Rounick, Hong J. Han, The He-Ro Group, Inc., and Heller Financial Inc. subordinating indebtedness owed by The He-Ro Group, Inc. to Della Rounick and Hong J. Han.

            ---------------------------------
             * Exhibit filed herewith
            ** Amended exhibit filed herewith


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

                                            THE HE-RO GROUP, LTD.


June 17, 1998                               By  /s/ HONG J. HAN
                                                --------------------------------
                                                 Hong J. Han
                                                 President


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


*8       Opinion of Baer Marks & Upham LLP re tax matters dated April 20,
         1998.

10.1     Stock Purchase Agreement dated October 16, 1997, among
         Registrant, Vasiliki Della Pasvantidou Rounick ("Della
         Rounick"), Nah Nah Collection, Inc.("Nah Nah"), and Hong J. Han. Incorporated by reference to Exhibit 2.1 of registrant's Current Report on Form 8-K dated December 31, 1997.

10.2 Debt Purchase and Intercreditor Agreement dated December 24, 1997, among Hong J. Han, Della Rounick and The He-Ro Group, Inc. Incorporated by reference to Exhibit C of Form 13-D of Hong J. Han filed January 13, 1998.

10.3 Guaranty by registant and its subsidiaries in favor of Hong J. Han and Della Rounick as Executrix of the Estate of Herbert Rounick dated December 24, 1997.

10.4 Registration Rights Agreement dated December 24, 1997, between registrant and Hong J. Han.

10.5 Amended and Restated Employment Agreement dated November 1, 1997, between The He-Ro Group, Inc. and Katherine Wong.

10.6 Amended and Restated Employment Agreement dated November 1, 1997, between The He-Ro Group, Inc. and David Minka.

10.7 Agreement dated July 30, 1997, among Nah Nah, C.A.S. Designs, Inc. and Constance Saunders.

10.8 Employment Agreement dated January 1, 1997, between Nah Nah, and Victor Costa.

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

10.10.3 Agreement dated December 30, 1997, between The He-Ro Group, Inc., and Oleg Cassini, Inc., amending the Cassini License.

10.11 Licensing Agreement dated as of December 24, 1997, between N.N.C.S., Inc. and Nah Nah.

10.12    1991 Stock Option Plan. Incorporated by reference to Exhibit
         10.12 of Registrant's 1995 10-K.

10.13 1992 Outside Director Stock Option Plan. Incorporated by reference to Exhibit 10.13 of Registrant's 1995 10-K.

10.14 1993 Outside Director Stock Option Plan. Incorporated by reference to Exhibit 10.14 of Registrant's 1995 10-K.

10.15 Amended and Restated 1994 Outside Director Stock Option Plan. Incorporated by reference to Exhibit 10.15 of Registrant's 1996 10-K.

11       Computation of Per Share Earnings Statement

*23      Consent of Counsel of Baer Marks & Upham LLP dated April 23,
         1998.

**27     Financial Data Schedule

99.1 Irrevocable Proxy granted by Della Rounick in favor of Hong J. Han. Incorporated by reference to Exhibit B of Form 13-D of Hong J. Han filed January 13, 1998.

99.2 Factoring Agreement dated December 24, 1997 among Heller Financial, Inc., The He- Ro Group, Inc., HRNL, Inc., Nah Nah, registrant and certain other subsidiaries. Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated December 31, 1997.

99.3 Subordination Agreement dated December 24, 1997, among Hong J. Han, Nah Nah, and Heller Financial Inc. subordinating in-debtedness owed by Nah Nah to Hong J. Han.

99.4 Subordination Agreement dated December 24, 1997, among Della Rounick, Hong J. Han, The He-Ro Group, Inc., and Heller Finan-cial Inc. subordinating indebtedness owed by The He-Ro Group, Inc. to Della Rounick and Hong J. Han.


---------------------------------
 * Exhibit filed herewith
** Amended exhibit filed herewith