Form 10-K
period 1998-05-31
NAHDREE GROUP LTD
filed 1998-08-31
CIK 875043

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

FOR THE FISCAL YEAR ENDED MAY 31, 1998,

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ............. TO ..............

                         COMMISSION FILE NUMBER 1-10860

                             THE NAHDREE GROUP, LTD.
       .................................................................
             (Exact name of registrant as specified in its charter)

             DELAWARE                                           13-3615898
 ....................................                      .....................
  (State or other jurisdiction                               (I.R.S. Employer
 of incorporation or organization)                        Identification Number)

530 SEVENTH AVENUE, NEW YORK, NEW YORK                             10018
 .......................................                   ......................
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: 212-947-9000

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class                               Name of each exchange on
                                                            which registered
 ............................                           .........................
        COMMON STOCK                                       OTC BULLETIN BOARD
 ............................                           .........................

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value of the registrant's Common Stock, par value $.01 per share, held by non-affiliates of the registrant as of August 20, 1998:
$594,512

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [ ] NO [ ]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         The number of shares of registrant's Common Stock, outstanding as of August 20, 1998, is 11,995,238 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of registrant's Information Statement, filed with the Commission on June 15, 1998, pursuant to Rule 14f-1, are incorporated by reference into Part III of this Report.

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW OF BUSINESS.

         The Nahdree Group, Ltd. and its subsidiaries (collectively, the "Company") is engaged in the business of designing, manufacturing and marketing women's eveningwear, special occasion wear, after-five wear, day-into-evening wear and work-into-weekend wear. The Company markets its products under six labels: Black Tie, Nah Nah Collection, NiteLine, Victor Costa by Nahdree, Constance Saunders by Nahdree and Nahdree LifeStyle. In addition, the Company manufactures products through its private label N.N.P. division. The Company sells its products primarily in the United States, but also sells products in Asia, Europe and North and South America.

         The Nahdree Group, Ltd. (the "Parent Company"), was incorporated in Delaware in April 1991, as "The He-Ro Group, Ltd." and conducted its initial public offering in September 1991. The Parent Company changed its name to "The Nahdree Group, Ltd.," effective May 31, 1998.

ACQUISITION.

         On December 24, 1997, the Parent Company acquired (the "Acquisition") all the capital stock of Nah Nah Collection, Inc. ("Nah Nah"). In the Acquisition, the Parent Company acquired all the outstanding stock of Nah Nah in exchange for 5,277,905 newly-issued shares of Common Stock (44% of the outstanding shares) delivered to Mr. Hong J. Han, Nah Nah's sole shareholder. In the Acquisition, Mr. Han also received from Mrs. Della Rounick, then the largest stockholder of the Company, an irrevocable, three-year proxy (subject to extension for up to another three years) to vote Mrs. Rounick's 4,430,748 shares (36.9%) of Common Stock, giving Mr. Han the power to vote 80.9% of the Company's Common Stock while the proxy is in effect. Because Mr. Han may be deemed to have gained control of the Company, the transaction was treated as a reverse acquisition for accounting purposes. As a result, the operating results of the accounting acquiror, Nah Nah, are reported for the period prior to the Acquisition.

PRODUCTS.

         GENERAL. Generally, apparel is divided into six different price levels (listed in ascending price range): (1) "budget," (2) "moderate," (3) "better,"
(4) "bridge," (5) "designer" and (6) "couture." "Couture" and "designer" merchandise is characterized by high fashion styling, with "couture" being the most expensive product classification, such products ranging in price at wholesale from $500 to $1,000. "Designer" priced eveningwear products range in price at wholesale from $300 to $500. Apparel in the "bridge" classification generally carries designer labels but is less expensive than the "designer" or "couture" apparel, ranging in price at wholesale from $150 to $300. "Better" priced eveningwear products range in price at wholesale from $59 to $150. Merchandise in the "moderate" classification is generally also brand name, but in the less expensive range than "better" products, priced at wholesale from $39 to $59.

         The following is a description of the Company's products. All such products are designed by the Company's in-house design staff. Because the Acquisition was accounted for as a reverse acquisition, the sales amounts reported below for the Black Tie and NiteLine labels for the period prior to the Acquisition are not included in the reported revenues of the Company.

         BLACK TIE. The Company's Black Tie label consists of bridge-priced eveningwear, social occasion wear and mother-of-the-bride wear, including dresses and separates and large and petite sizes. Substantially all of the products marketed under this label involve extensive beading, sequins, embroidery and novelty fabrics. The Company markets the Black Tie label and trademark in conjunction with the trademark Oleg Cassini ("Black Tie by Oleg Cassini") pursuant to a license agreement with Oleg Cassini, Inc. (see "Oleg Cassini License" below). The target customers for products under the Black Tie label are women interested in purchasing eveningwear for special occasions such as weddings and other formal events. Products under the Black Tie label are sold to such retail stores as Saks Fifth Avenue, Nordstrom, Neiman Marcus, Bloomingdale's and Lord & Taylor.

         The Company currently offers two Black Tie collections per year, each comprised of approximately 250 styles. Net sales of products under the Black Tie label were approximately $11.7 million, $11.8 million and $13.2 million, for the fiscal years 1996, 1997 and 1998, respectively.

         NAH NAH COLLECTION. The Company's Nah Nah Collection label consists of moderate to better-priced social occasion wear and mother-of-the bride wear. Products under this label are sold to such retail stores as Nordstrom, Federated Stores (including Macy's East and West), Proffitt's, Dillards, May Co. Stores, Mercantile Stores and Belk Stores. The Company currently offers two collections of the Nah Nah Collection label per year, each comprised of approximately 200 styles. Net sales under the Nah Nah Collection label were approximately $18.4 million, $13.3 million and $11.1 million for the fiscal years 1996, 1997 and 1998, respectively.

         NITELINE. The Company's NiteLine label consists of better to bridge-priced evening and social occasion wear dresses and separates. Apparel under this label is marketed as "NiteLine by Nahdree" and designed to appeal to women interested in wearing glamorous evening and social occasion wear at less expensive prices. Products under the NiteLine label are sold to retail stores such as Saks Fifth Avenue, Cache, Nordstrom, and Bloomingdale's. The Company has added more contemporary styles into the line, including the introduction of certain novelties, under the NiteLine label.

         The Company currently offers two NiteLine collections per year, each of which is comprised of approximately 200 styles. Net sales of products under this label were approximately $20.9 million, $15.5 million and $7.9 million for the fiscal years 1996, 1997 and 1998, respectively.

         VICTOR COSTA BY NAHDREE. The Company's Victor Costa by Nahdree label consists of bridge-priced after-five wear and social occasion wear designed by Victor Costa, an employee of the Company. Products under this label are sold to Saks Fifth Avenue, Neiman Marcus, Nordstrom, Lord & Taylor, Bloomingdale's, Jacobsons and Cache and specialty stores such as Lillie Rubin. During the fiscal year ended May 31, 1998, the Company added a new category consisting of evening separates to the Victor Costa by Nahdree label which is also bridge-priced.

         The Company currently offers two Victor Costa by Nahdree collections per year, each of which is comprised of approximately 125 styles. Net sales under the Victor Costa by Nahdree label were approximately $5.4 million, $6.6 million and $6.9 million for the fiscal years 1996, 1997 and 1998, respectively.

         CONSTANCE SAUNDERS BY NAHDREE. The Company's Constance Saunders by Nahdree label consists of bridge-priced suits, ensembles and day-into-evening dresses designed by Constance Saunders whose wholly-owned company has been retained by the Company to design apparel for such label. Some of the representative clientele of the Constance Saunders by Nahdree label are: Neiman Marcus, Saks Fifth Avenue, Nordstrom, and the finer specialty stores and catalogue houses. The Company currently offers three Constance Saunders by Nahdree collections per year, each comprised of approximately 60 styles. Net sales under the Constance Saunders by Nahdree label were $0.6 million for the fiscal year ended May 31, 1998.

         NAHDREE LIFESTYLE. The Company's Nahdree LifeStyle label consists of better to bridge-priced coordinated ensembles for day-into-evening and work-to-weekend apparel. The Nahdree LifeStyle label, the newest of the Company's six labels, was created to attract baby boomers with a desire to dress more casually at night. Products under the Nahdree LifeStyle label will be available commencing in September 1998.

PRIVATE LABEL.

         The Company manufactures moderate-priced apparel, primarily women's eveningwear separates and sportswear, through its private label N.N.P. division. The most important of such clients are Land's End, Nordstrom and Gantos and other major catalogue and direct marketing houses throughout the country. The Company's net sales of products manufactured by the N.N.P. private label division were approximately $0.5 million, $1.3 million and $1.8 million for the fiscal years 1996, 1997 and 1998, respectively.

MARKETING.

         The Company primarily markets and sells products under its six labels to the stores indicated above. In order to manage its inventory, the Company also sells its end-of-season and surplus merchandise through its nationwide chain of 19 retail outlet stores and through other off-price specialty and discount stores. The Company's outlet stores, the first of which was opened in August 1988, primarily sell the Company's end-of-season and surplus merchandise at prices ranging from 30% to 70% off suggested retail prices. Such stores range in size from 1,500 to 6,000 square feet and are stocked with approximately 1,400 to 11,000 apparel pieces. Net sales of the outlet stores were approximately $21.1 million, $19.5 million and $15.7 million for the fiscal years ended May 31, 1996, 1997 and 1998, respectively. Because of the reverse acquisition accounting, sales of the outlet stores for the period prior to the Acquisition are not included in reported sales.

PRODUCTION, MANUFACTURING AND RAW MATERIALS.

         GENERAL. The Black Tie and NiteLine labels are primarily manufactured outside the United States, predominantly in China and India; however, the Company's other products are primarily produced domestically. The lead time from commitment of piece goods through production and shipment is approximately four to five months for the Company's non-United States manufacturing and two to three months for its domestic manufacturing.

         RAW MATERIALS. The Company utilizes a variety of raw materials such as piece goods and trim in the manufacturing of its products. The Company purchases its raw materials, substantially all of which are made or colored for the Company, from a number of foreign and domestic textile mills and converters for both its foreign and domestic manufacturers. Although the Company does not enter into long-term contracts with its raw materials suppliers, it has not experienced any difficulty in satisfying its raw materials requirements.

         DOMESTIC MANUFACTURING. The Company's domestic manufacturing is handled through unaffiliated cutting and sewing companies. Most of its inventory of fabrics is held by DDT, Inc. pending cutting. Completed products are stored in a public warehouse in Secaucus, New Jersey, owned by Worldwide Distribution Services, pending shipment to customers.

         INTERNATIONAL MANUFACTURING. The Company's Hong Kong office oversees the sourcing and manufacturing of products manufactured in China. The sourcing and manufacturing of products manufactured in India is handled by the Company from the United States. Completed products are stored in the same public warehouse in Secaucus, New Jersey, as the Company's domestically-produced products.

         IMPORT AND IMPORT RESTRICTIONS. The Company and many of its competitors import a substantial amount of products and raw materials from China. Since 1980, the United States has afforded China most-favored-nation ("MFN") trading status despite repeated attempts by members of Congress to restrict such trade because of the use of forced labor and other human rights violations. Congress approved the President's extension of MFN status from July 3, 1997, through July 3, 1998. The current administration supports the renewal of China's MFN status through July 1999. At present Congress is considering whether to approve the administration's request to extend China's MFN status. However, there is no assurance that such status will be renewed.

         The United States Trade Representative has in the past issued sanctions against China for illegal transhipments. In February 1997, the United States and China entered into a four year textile pact that extended quota arrangements in Chinese textiles and apparel exports to the United States, but reduced quotas in areas of repeated transhipment violations. The United States and China also agreed that Hong Kong textile quotas would receive separate consideration under the pact after Hong Kong reverted back to China from Britain on July 1, 1997, but no steps to implement this agreement have yet been taken.

         In the event that the trading status with China becomes unfavorable to the Company, the Company believes that only its heavily beaded components, which constitute a substantial portion of its Black Tie and NiteLine products, would be difficult to source elsewhere at comparable prices.

LICENSES AND TRADEMARKS.

         TRADEMARKS. The Company uses the designer trademark, "Oleg Cassini," in connection with its Black Tie label; "Oleg Cassini" is a registered trademark in the United States and abroad owned by Oleg Cassini, Inc. The Company uses the "Nahdree" trademark and corresponding logo, a registered trademark and logo in the United States and abroad owned by N.N.C.S., Inc., in conjunction with a majority of its products. The Company has proprietary rights to use the trademarks "Nah-Nah Collection," "NiteLine" and "Black Tie" in the United
States and abroad. The trademark, "Victor Costa," used by the Company with its Victor Costa by Nahdree label, is a registered trademark in the United States and abroad, owned by Victor Costa, which the Company has permission to use under an employment agreement between Nah Nah Collection, Inc. and Victor
Costa. The Company considers its trademarks, both proprietary and licensed, to have significant value in the marketing of its products.

         OLEG CASSINI LICENSE. The Company licenses the trademark, "Oleg Cassini" ("OC-Trademark"), from Oleg Cassini, Inc. ("Licensor") and markets products under its Black Tie label in conjunction with the OC-Trademark ("Black Tie by Oleg Cassini"). The license agreement ("OC-License") between the Company and Licensor provides that, so long as it is in effect, the Company may not use its own trademark "Black Tie" except in conjunction with the OC-Trademark. The OC-License will expire on May 31, 1999, unless renewed on or before November 30, 1998. The Company has four remaining three-year renewal options, each of which must be exercised prior to the November 30 immediately preceding the respective expiration date.

         Under the OC-License, the Company is required to pay to Licensor royalties of 3% on the first $8 million of net sales of products bearing the OC-Trademark and 4% on net sales of such products exceeding $8 million, except that the royalty rates on sales of products bearing the OC-Trademark to Loehmann's and the Company's outlet stores (which do not count toward the aforesaid $8 million bracket) are 1-1/2% and 1%, respectively. The Company is currently required to pay minimum annual royalties to Licensor in the amount of $350,000 per fiscal year, which minimum would increase to $532,400 if the OC-License is renewed and would increase by 10% for each renewal thereafter.

         NAHDREE LICENSE. The Company licenses the trademark "Nahdree" (the "Nahdree-Trademark") under a license (the "NNCS License") from N.N.C.S., Inc. ("NNCS"), a corporation wholly owned by Mr. Hong J. Han., the Chairman of the Board, Chief Executive Officer and largest shareholder of the Company. The NNCS License expires on May 31, 2013, unless renewed. It is renewable by the Company on two occasions, each for an additional term of five years. The NNCS License requires the Company to pay royalties to NNCS equal to (i) 1% of the Company's revenues during the fiscal year ending May 31, 1999, (ii) 1-1/2% of the Company's revenues during the fiscal year ending May 31, 2000, and (iii) 2% of the first $100 million, and 2.75% of the balance, of the Company's revenues in each such fiscal year thereafter.

         The NNCS License also permits the Company to sublicense unaffiliated third parties to use the Nahdree-Trademark. In the case of any such sublicense, the Company is required to pay to NNCS one-half of any royalties collected from sublicensees. In the event that the Company fails to pay royalties within 45 days of written notice that such royalties were not paid when due, and in the case of other defaults which are not cured within 45 days of written notice thereof, NNCS has the right to terminate the NNCS License.



BACKLOG.

         At August 16, 1998, the Company had unfilled orders for the Fall 1998 season for its wholesale divisions of approximately $9.9 million, compared with $5.5 million of unfilled orders for Nah Nah Collection, Inc. at August 16, 1997, and $5.9 million of unfilled orders for The He-Ro Group, Ltd., at August 22, 1997. The foregoing comparison is not necessarily meaningful because of the volatility of unfilled orders.

COMPETITION.

         The apparel business is highly competitive. The Company believes it is the largest producer of social occasion and evening wear in the United States. Although none of the Company's competitors account for a significant percentage of total industry sales, some of such competitors are significantly larger and more diversified than the Company and have substantially greater resources available for marketing products. In recent years competition has increased from department stores, including some of the Company's major customers, which have expanded the amount of goods manufactured under their own private labels.

         The Company's ability to compete depends on its anticipation and response to changing consumer demands and its capacity to continue to offer high quality apparel at appropriate prices. The Company's ability to market such products through a variety of distribution channels is vital to its competitiveness.

SEASONALITY OF BUSINESS.

         The Company's principal selling seasons are the Spring and Fall seasons. The Company's Spring season begins in December and ends in May, and the Fall season begins in June and ends in November. Products sold under the NiteLine and Black Tie labels have historically achieved higher sales in the Fall season while products under the Nah Nah Collection, Victor Costa by Nahdree and Constance Saunders by Nahdree labels have achieved higher sales in the Spring.

CREDIT AND COLLECTION.

         On December 24, 1997, the Company entered into a Factoring and Revolving Inventory Loan and Security Agreement ("Heller Agreement") with Heller Financial, Inc. ("Heller"). The Heller Agreement provides that Heller will (i) purchase eligible receivables and advance to specified operating affiliates of the Company up to 85% of the amount thereof, (ii) in its discretion make revolving loans, secured by a lien on assets upon request, in amounts up to approximately 60% of eligible finished goods inventory located in the United States, plus certain supplemental amounts, and (iii) arrange for the issuance of letters of credit secured by funds available to the Company, provided that the amount of the loans and letters of credit outstanding at any time may not exceed $20,000,000 in the aggregate. (see "Liquidity and Capital Resources" under Item 7 herein.)

YEAR 2000

     The Company utilizes a management information system to coordinate and monitor the components of its business and provide the Company's management with the information it needs to make informed decisions. Such management information system was designed for the Company to provide, among other things, comprehensive order processing, predictions, accounting and management information for the marketing, manufacturing, importing and distribution functions of the Company's business. The Company has retained a consulting firm to review the impact of Year 2000 on the foregoing system but has not yet reached any conclusion as to the effect of the Year 2000 problem, including whether Year 2000 failures of computer systems operated by the Company's suppliers and vendors might have a significant effect on the Company's operations. Any costs associated with investigating and, if necessary, rectifying any Year 2000 problems will be expensed as incurred.


EMPLOYEES.

         At May 31, 1998, the Company employed approximately 304 employees, of which 253 are employed domestically and 51 are employed in Hong Kong. Sixty of the Company's domestic employees are employed on a part-time basis.

ITEM 2. PROPERTIES.

         The Company leases its principal domestic offices at 530 Seventh Avenue in New York City. Such facilities encompass approximately 15,000 square feet at an annual rent of $400,000. The Company also leases facilities encompassing approximately 20,000 square feet at 213 West 35th Street in New York City at an annual rent of $185,000. These facilities house the Company's executive offices, sales, merchandising, production, design staff and showroom space.

         The Company leases administrative offices in Secaucus, New Jersey which encompass approximately 10,000 square feet at an annual rent of $80,000, net of sublease.

         The Company leases facilities in Hong Kong consisting of sample rooms and administrative offices aggregating 21,640 square feet. The leases for such facilities have an aggregate annual rent of HK$1.8 million (approximately US$232,200 at August 20, 1998).

         As of the date hereof, the Company has leased 19 retail outlet stores in various outlet malls and centers throughout the United States. The aggregate area of such stores is approximately 66,800 square feet and the average rental expense is approximately $20 per square foot.

ITEM 3. LEGAL PROCEEDINGS.

         The Company is not engaged in any legal proceedings other than ordinary routine litigation primarily involving claims for damages not exceeding in any instance $1,000,000, exclusive of interest and costs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company changed the name of its parent company to "The Nahdree Group, Ltd.," effective May 31, 1998. Such name change was authorized by the written consent of Mr. Hong J. Han and Mrs. Della Rounick, who together own 80.9% of the outstanding Common Stock of the Company.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         MARKET INFORMATION. The Company's Common Stock has traded on the OTC Bulletin Board since July 21, 1997. The Company's trading symbol on the OTC Bulletin Board is "NDRE". Prior thereto, the Company's Common Stock was listed on The New York Stock Exchange. The following table sets forth (i) the high and low closing sale prices of the Common Stock of the Company for the quarterly periods in the Company's fiscal year ended May 31, 1997, and (ii) the high and low bid quotations for the Common Stock of the Company for the quarterly periods shown thereafter.

FISCAL 1997(1)                              HIGH                       LOW
1st Quarter                                 1 5/8                      1
2nd Quarter                                 1 1/8                       5/8
3rd Quarter                                 1 5/8                      11/16
4th Quarter                                 1 3/8                       7/8

FISCAL 1998(2)                              HIGH                       LOW

1st Quarter                                   3/8                       1/8
2nd Quarter                                   7/16                      3/16
3rd Quarter(3)                               .45                       .12
4th Quarter                                  .32                       .10

FISCAL 1999                                 HIGH                       LOW

1st Quarter                                  .32                       .21
(Through August 20, 1998)

-----------------------

(1) Information for the fiscal year ended May 31, 1997, was obtained from the Wall Street Journal.

(2) Information for the fiscal year ended May 31, 1998, and the 1st Quarter of the fiscal year ending May 31, 1999, was obtained from The National Quotation Bureau, LLC. Such quotes reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

(3) On or about January 1, 1998, OTC Bulletin Board began to accept quotes in either fractional or decimal amounts.

         HOLDERS. On August 20, 1998, the average of the closing bid and closing ask prices of the Company's Common Stock on the OTC Bulletin Board was $0.26. At August 20, 1998, the Company had 79 shareholders of record, many of which represent nominees such as brokerage firms or commercial depositories as record holders for a number of individuals believed by the Company to exceed
500 beneficial holders.

         DIVIDENDS. The Company did not pay any cash dividends during the fiscal years ended May 31, 1997, and May 31, 1998. The Company expects that for the foreseeable future earnings will be reinvested to provide funds for the operation of its business.

ITEM 6. SELECTED FINANCIAL DATA.

         The following table sets forth selected financial data for the fiscal years ended April 30, 1994, 1995, 1996 and 1997, the one-month period ended May 31, 1997, and the fiscal year ended May 31, 1998. Because of the accounting treatment as a reverse acquisition, the operating results of the accounting acquiror (Nah Nah), rather than those of He-Ro, are the operating results which are reported herein for the periods prior to the effective date of the Acquisition. The operating results of the Company (including the portion thereof formerly constituting He-Ro) are reported from the date of the Acquisition to the end of the fiscal year ended May 31, 1998. The information herein should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Consolidated Financial Statements and notes thereto.

               (1994-1997 unaudited figures; 1998 audited figures)
                      (in thousands, except per share data)
                             Fiscal Year Ended(1),

                                                                                   Period
                                                                                  5/1/1997 -
                            4/30/1994    4/30/1995    4/30/1996     4/30/1997     5/31/1997     5/31/1998
                            ---------    ---------    ---------     ---------     ---------     ---------
STATEMENT OF
OPERATIONS DATA:
Net Sales...............      $17,436     $22,454      $23,158      $21,328        $ 1,720        $34,704

Cost of Sales...........
    Cost of sales from
    operations..........       13,329      17,099       17,683       16,262          1,666         23,768
                              -------    --------    ---------     --------      ---------      ---------
Gross profit............        4,107       5,355        5,475        5,066             54         10,936
Operating Expenses
    Selling, general and
    administrative......        3,953       5,030        5,018        4,413            584          9,579
    Other charges.......           --          --           --           --             --            475
                               ------    --------    ---------     --------      ---------      ---------
                                3,953       5,030        5,018        4,413            584         10,054
                               ------    --------    ---------     --------      ---------      ---------
     Operating Income.....        154         325          457          653           (530)           882

Interest Expense........           --          --          317          452             13          1,421
                               ------    --------    ---------     --------      ---------      ---------
     Net income before
     income taxes.........        154         325          140          201           (543)          (539)

Income taxes............           65         140           20           54             --            149
                               ------    --------    ---------     --------      ---------      ---------
     Net Income.........       $   89       $ 185        $ 120        $ 147         $ (543)        $ (688)
                               ======    ========    =========     ========      =========      =========
Net Income per common share    $ 0.02       $0.04        $0.02       $ 0.03         $ (.10)        $(0.08)
                               ======    ========    =========     ========      =========      =========
Weighted average common
shares outstanding......        5,278       5,278        5,278        5,278          5,278          8,204
                               ======    ========     =========    ========      =========      =========
BALANCE SHEET DATA:
Working Capital.........       $1,027     $ 1,034       $1,199       $1,294        $   711       $   (514)
Total Assets............        3,757       4,165        6,573        5,531          5,682         29,379
Long-term debt..........          518         500          329          310            314          9,736
Subordinated notes payable
    - stockholder.......          500         500          250          250            250          9,691
Stockholders' equity....          751         937        1,306        1,453           (911)         2,909
Retained Earnings.......          701         867        1,006        1,153           (611)           (78)

------------------------

(1) Prior to the Acquisition, Nah Nah's fiscal year end was April 30. Subsequent thereto, Nah Nah has changed its fiscal year-end to May 31.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

GENERAL.

         The following discussion provides information and analysis of the results of operations for the three most recent fiscal years, ended May 31, 1998, of The Nahdree Group, Ltd. and its subsidiaries (collectively, the "Company"). The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

         On December 24, 1997, The He-Ro Group, Ltd. ("He-Ro") acquired (the "Acquisition") all the outstanding capital stock of Nah Nah Collection, Inc. ("Nah Nah") from Hong J. Han, president of Nah Nah, in exchange for the issuance by He-Ro to Mr. Han of 5,277,905 shares of Common Stock (equivalent to 44% of the combined entities' issued and outstanding capital stock), pursuant to a Stock Purchase Agreement dated October 16, 1997, among He-Ro, Della Rounick, the principal shareholder of He-Ro, Nah Nah, and Mr. Han, the sole shareholder of Nah Nah. In addition, Ms. Rounick granted to Mr. Han an irrevocable proxy to vote the 4,430,748 shares of Common Stock owned by her, giving Mr. Han voting control over a total of 80.9% of the Company's issued and outstanding Common Stock.

         Because the sole stockholder of Nah Nah has gained control of He-Ro as a result of the Acquisition, the Acquisition is required to be accounted for as a "reverse acquisition" in which Nah Nah acquired He-Ro. The Acquisition is also required to be accounted for a purchase. Therefore, the operating results of the accounting acquiror (Nah Nah), rather than those of He-Ro, are the operating results which are reported herein for the periods prior to the effective date of the Acquisition. The operating results of the Company (including the portion thereof formerly constituting He-Ro) are reported from the date of the Acquisition to the end of the fiscal year ended May 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES.

         On December 24, 1997, the Company entered into a Factoring and Revolving Inventory Loan and Security Agreement (as as amended as of May 31, 1998, the "Heller Agreement") with Heller Financial, Inc. ("Heller"), replacing the credit agreement with the Company's prior senior lender, Foothill Capital Corp. ("Foothill"). All obligations of the Company to Foothill were paid in full at the time of the Acquisition.

         The Heller Agreement provides that Heller will (i) purchase eligible receivables and advance to specified operating affiliates of the Company up to 85% of the amount thereof, (ii) in its discretion make revolving loans, secured by a lien on assets upon request, in amounts up to approximately 60% of eligible finished goods inventory located in the United States, plus certain supplemental amounts, and (iii) arrange for the issuance of letters of credit secured by funds available to the Company, provided that the amount of the loans and letters of credit outstanding at any time may not exceed $20,000,000 in the aggregate.

         The Heller Agreement contains certain financial covenants, including
(i) that the Company's tangible net worth shall not be less than $1.6 million at May 31, 1998, (ii) working capital shall not be less than negative $515,000, and
(iii) its current ratio shall not be less than 1.30 to 1.00. Taking into account the definitions in the Heller Agreement, the Company is in compliance with such covenants. In addition to the foregoing covenants, the Heller Agreement prohibits the Company's capital expenditures from exceeding $450,000 in a fiscal year.

CHANGES IN FINANCIAL CONDITION.

         A comparison of the balance sheet of the Company as at May 31, 1998, with its balance sheet as at April 30, 1997, indicates that (i) total assets were greater at May 31, 1998, than at April 30, 1997, by approximately $23.8 million, including $10.9 million of goodwill arising out of the Acquisition, and
(ii) working capital was a negative $0.5 million at May 31, 1998, as compared with $1.3 million at April 30, 1997. These changes are principally attributable to the combination of He-Ro and Nah Nah in the Acquisition, as discussed in "General" above.

RESULTS OF OPERATIONS.

         YEAR ENDED MAY 31, 1998, COMPARED TO YEAR ENDED APRIL 30, 1997. The operating results of the Company for the fiscal year ended May 31, 1998, and the fiscal year ended April 30, 1997, are not comparable because of the reverse acquisition accounting treatment of the Acquisition. Prior to the Acquisition, the financial statements report the operating results of Nah Nah alone, and thereafter report the operating results of the entire Company (including the portion thereof constituting He-Ro).

         Footnote 2 to the financial statements included herein indicates that if the Acquisition had occurred on June 1, 1997, instead of December 24, 1997, the Company's (i) net revenues for the fiscal year ended May 31, 1998, would have been $57.1 million instead of $34.7 million reported herein, (ii) net loss for such fiscal year would have been $3.1 million instead of $0.6 million, and
(iii) diluted loss per share would have been $0.38 per share instead of $0.08 per share.

         YEAR ENDED APRIL 30, 1997, COMPARED TO YEAR ENDED APRIL 30, 1996. The Company's net sales decreased by $1.8 million, or 7.9% from $23.1 million for the fiscal year ended April 30, 1996, to $21.3 million for the fiscal year ended April 30, 1997. Such decrease in net sales was primarily attributable to the closing of Nah Nah's Nahmani division ("Nahmani") in April 1996 which accounted for approximately $3 to $4 million of sales.

         The cost of sales from operations for the fiscal year ended April 30, 1997, was $16.3 million, or 76.2% of net sales, compared to $17.7 million, or 76.4% of net sales, for the fiscal year ended April 30, 1996. Such decrease in cost of sales was primarily attributable to the closing of the Nahmani division discussed above.

         Gross profit for the fiscal year ended April 30, 1997, was $5.1 million, or 23.8% of net sales, compared to $5.5 million or 23.6% of net sales for the fiscal year ended April 30, 1996. Such decrease in gross profit was primarily attributable to the decrease in sales volume discussed above.

         Selling, general and administrative expenses for the fiscal year ended April 30, 1997, were $4.4 million, or 20.7% of net sales compared to $5.0 million, or 21.7% of net sales, for the fiscal year ended April 30, 1996. Such decrease in selling, general and administrative expenses for the fiscal year ended April 30, 1997, was primarily attributable to the closing of the Nahmani division.

         Operating income increased from $0.5 million or 2.0% of net sales for the fiscal year ended April 30, 1996, to $0.7 million or 3.1% of net sales for the fiscal year ended April 30, 1997.

Such increase in operating income was attributable to the decrease in operating expenses discussed above.

         Interest expense was $0.5 million, or 2.1% of net sales, for the fiscal year ended April 30, 1997, compared to $0.3 million, or 1.4% of net sales, for the fiscal year ended April 30, 1996.

         As a result of the factors discussed above, the Company's net income increased 23.0% from $0.12 million for the fiscal year ended April 30, 1996 to $0.15 for the fiscal year ended April 30, 1997.

         BUSINESS DEVELOPMENTS. The Company's management does not believe that there have been any significant developments indicative of the Company's future operating results, except future earnings of the Company will be reduced by approximately $95,000 per month because of the amortization of its goodwill on a straight-line basis over ten years. In addition, at May 31, 1999 (the first full fiscal year following the Acquisition), the Company will evaluate the carrying value of certain intangible assets which may not be recoverable, including goodwill.

         INFLATION. During the three fiscal years ended May 31, 1998, the moderate rates of inflation are not believed to have had a significant impact on the Company's sales and profitability.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information called for by this Item 8 is included following the Index to Consolidated Financial Statements and Schedule appearing at the end of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information regarding directors and officers is incorporated by reference to "Directors, Executive Officers and Significant Employees", "Background of Directors Officers and Employees" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's Information Statement relating to the election of directors ("June 1998 Information Statement"), filed with the Commission on June 15, 1998, pursuant to Rule 14f-1 of the Securities and Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION.

         Information regarding executive compensation is incorporated by reference to "Executive Compensation" contained in the Company's June 1998 Information Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information concerning security ownership of certain beneficial owners and management is incorporated by reference to "Principle Stockholders" contained in the Company's June 1998 Information Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information concerning certain relationships and related transactions is incorporated by reference to "Certain Relationships and Related Transaction" contained in the Company's June 1998 Information Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


         (a)      Financial Statements and Schedules
                                                                            PAGE
                                                                            ----

                  Independent Auditors' Report                               F-1

                  Balance Sheets as of April 30, 1997 (Unaudited) and
                    May 31, 1998                                             F-2

                  Statements of Operations for the years ended April 30,
                    1996 and 1997 (Unaudited), for the period May 1,
                    1997 to May 31, 1997 (Unaudited), and for the year
                    ended May 31, 1998                                       F-3

                  Statements of Changes in Stockholders' Equity
                    for the years ended April 30, 1996 and 1997
                    (Unaudited), for the period May 1, 1997 to May 31,
                    1997 (Unaudited), and for the year ended May 31, 1998    F-4

                  Statements of Cash Flows for the years ended April 30,
                    1996 and 1997 (Unaudited), for the period May 1,
                    1997 to May 31, 1997 (Unaudited), and for the year
                    ended May 31, 1998                                       F-5

                  Notes to Financial Statements                              F-6

         (b)      Exhibits:

         3.1 Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 of Registrant's Annual Report on Form 10-K for the year ended May 31, 1995 ("Registrant's 1995 10-K").

         *3.2 Certificate of Amendment to Articles of Incorporation of Registrant changing the name of Registrant to The Nahdree Group, Ltd., effective May 31, 1998.

         3.3      Bylaws of Registrant, as amended. Incorporated by reference to
                  Exhibit 3.2 of Registrant's 1995 10-K.

         *4.1     Specimen Certificate of Common Stock of Registrant.

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

         10.3     Guaranty by registrant and its subsidiaries in favor of Hong
                  J. Han and Della Rounick as Executrix of the Estate of Herbert Rounick dated December 24, 1997. Incorporated by reference to
                  Exhibit 10.3 of Registrant Form 10-Q for the quarter ended February 28, 1998, filed April 20, 1998.

         10.4 Registration Rights Agreement dated December 24, 1997, between registrant and Hong J. Han. Incorporated by reference to
                  Exhibit 10.4 of Registrant

                  Form 10-Q for the quarter ended February 28, 1998, filed April 20, 1998.

         10.5 Amended and Restated Employment Agreement dated November 1, 1997, between The He-Ro Group, Inc. and Katherine Wong.Incorporated by reference to Exhibit 10.5 of Registrant Form 10-Q for the quarter ended February 28, 1998, filed April 20, 1998.

         10.6 Amended and Restated Employment Agreement dated November 1, 1997, between The He-Ro Group, Inc. and David Minka. Incorporated by reference to Exhibit 10.6 of Registrant Form 10-Q for the quarter ended February 28, 1998, filed April 20, 1998.

         10.7 Agreement dated July 30, 1997, among Nah Nah, C.A.S. Designs, Inc. and Constance Saunders. Incorporated by reference to
                  Exhibit 10.7 of Registrant Form 10-Q for the quarter ended February 28, 1998, filed April 20, 1998.

         10.8 Employment Agreement dated January 1, 1997, between Nah Nah, and Victor Costa. Incorporated by reference to Exhibit 10.8 of Registrant Form 10-Q for the quarter ended February 28, 1998, filed April 20, 1998.

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

         10.10.3 Agreement dated December 30, 1997, between The He-Ro Group, Inc., and Oleg Cassini, Inc., amending the Cassini License. Incorporated by reference to Exhibit 10.4 of Registrant's Form 10-Q for the quarter ended February 28, 1998, filed April
                  20, 1998.

         10.11    1991 Stock Option Plan. Incorporated by reference to Exhibit
                  10.12 of Registrant's 1995 10-K.

         10.12 1992 Outside Director Stock Option Plan. Incorporated by reference to Exhibit 10.13 of Registrant's 1995 10-K.

         10.13 1993 Outside Director Stock Option Plan. Incorporated by reference to Exhibit 10.14 of Registrant's 1995 10-K.

         10.14 Amended and Restated 1994 Outside Director Stock Option Plan. Incorporated by reference to Exhibit 10.15 of Registrant's 1996 10-K.

         *10.15 License Agreement between N.N.C.S., Inc. and The Nahdree Group, Ltd. dated as of June 1, 1998.

         *21      List of Subsidiaries of Registrant

         *27      Financial Data Schedule

         99.1 Irrevocable Proxy granted by Della Rounick in favor of Hong J. Han. Incorporated by reference to Exhibit B of Form 13-D of Hong J. Han filed January 13, 1998.

         99.2 Factoring Agreement dated December 24, 1997, among Heller Financial, Inc., The He-Ro Group, Inc., HRNL, Inc., Nah Nah, registrant and certain other subsidiaries. Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated December 31, 1997.

         99.3 Subordination Agreement dated December 24, 1997, among Hong J. Han, Nah Nah, and Heller Financial Inc. subordinating indebtedness owed by Nah Nah to Hong J. Han. Incorporated by reference to Exhibit 99.3 of Registrant Form 10-Q for the quarter ended February 28, 1998, filed April 20, 1998.

         99.4 Subordination Agreement dated December 24, 1997, among Della Rounick, Hong J. Han, The He-Ro Group, Inc., and Heller Financial Inc. subordinating indebtedness owed by The He-Ro Group, Inc. to Della Rounick and Hong J. Han. Incorporated by reference to Exhibit 99.4 of Registrant Form 10-Q for the quarter ended February 28, 1998, filed April 20, 1998.

         *99.5 Letter agreement dated August 27, 1998, between The Nahdree Group, Inc. f/k/a The He-Ro Group, Inc., Nah Nah Collection, Inc., HRNL, Inc. and Heller Financial, Inc., amending as of May 31, 1998, the Factoring and Revolving Inventory Loan and Security Agreement dated December 24, 1997, between The He-Ro Group, Inc., Nah Nah Collection, Inc., HRNL, Inc. and Heller Financial, Inc.

-------------------------------

         * Exhibit filed herewith

       (c) Reports on Form 8-K

           None in 4th Quarter for the fiscal year ended May 31,1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THE NAHDREE GROUP, LTD.

                                         By:  /s/ Hong J. Han
                                                  Hong J. Han
                                                  President

                                         Date:  August 27, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                         By:  /s/ Hong J. Han
                                                  Hong J. Han,
                                                  Chief Executive Officer and
                                                  Director

                                         Date:  August 27, 1998

                                         By:  /s/ Chris Han
                                                  Chris Han
                                                  Chief Financial Officer,
                                                  Secretary and Treasurer

                                         Date:  August 27, 1998

                                         By:  /s/ Sue Kim
                                                  Sue Kim
                                                  Chief Operating Officer, Vice
                                                  President and Director

                                         Date:  August 27, 1998

                                         By:  /s/ Howard D. Bader
                                                  Howard D. Bader
                                                  Director

                                         Date:  August 27, 1998

                     THE NAHDREE GROUP, LTD AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                    PAGE
                                                                                    ----
Independent Auditors' Report                                                         F-1

Balance Sheets as of April 30, 1997 (Unaudited) and May 31, 1998                     F-2

Statements of Operations for the years ended April 30, 1996 and 1997
   (Unaudited), for the period May 1, 1997 to May 31, 1997 (Unaudited), and for
   the year ended May 31, 1998                                                       F-3

Statements of Changes in Stockholders' Equity for the years ended April 30,
   1996 and 1997 (Unaudited), for the period May 1, 1997 to May 31, 1997
   (Unaudited) and for the year ended May 31, 1998                                   F-4

Statements of Cash Flows for the years ended April 30, 1996 and 1997
   (Unaudited), for the period May 1, 1997 to May 31, 1997 (Unaudited), and for
   the year ended May 31, 1998                                                       F-5

Notes to Financial Statements                                                        F-6

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of The Nahdree Group, Ltd.

We have audited the accompanying consolidated balance sheet of The Nahdree Group, Ltd. (a Delaware Corporation) and subsidiaries as of May 31, 1998 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended May 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Nahdree Group, Ltd. and subsidiaries as of May 31, 1998, and the results of their operations and their cash flows for the year ended May 31, 1998 in conformity with generally accepted accounting principles.

                                          M.R. Weiser & Co. LLP
                                          Certified Public Accountants

New York, NY
August 27, 1998

                    THE NAHDREE GROUP, LTD. AND SUBSIDIARIES

                                 BALANCE SHEETS

                                 (In thousands)

                                     ASSETS


                                                     Nah Nah Collection, Inc.         Consolidated
                                                         April 30, 1997               May 31, 1998
                                                         --------------               ------------
                                                          (Unaudited)
Current assets:

   Cash                                                                                 $     93
   Accounts receivable:
    Trade, net of allowance for doubtful
      accounts of $433 at May 31, 1998                       $   758                         497
    Suppliers and other                                                                    1,649
   Inventory                                                   4,296                      13,781
   Other current assets                                            8                         200
                                                             -------                    --------
    Total current assets                                       5,062                      16,220
Fixed assets - at cost, net of accumulated
   depreciation and amortization                                 394                       1,173
Intangibles                                                                               10,933
Other assets                                                      75                       1,053
                                                             -------                    --------
                                                             $ 5,531                    $ 29,379
                                                             =======                    ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Cash overdraft                                            $   166                    $    614
   Bank loans                                                  1,385
   Due to factor                                                                           6,883
   Accounts payable - trade                                    2,007                       5,857
   Current portion of capital lease obligation                    20                          20
   Accrued expenses and other current liabilities                190                       1,209
   Due to affiliate                                                                        2,151
                                                             -------                    --------
    Total current liabilities                                  3,768                      16,734
                                                             -------                    --------

Long-term debt - stockholders - Subordinated                     250                       9,691
Long-term portion of capital lease obligation                     60                          45
                                                             -------                    --------
                                                                 310                       9,736
                                                             -------                    --------

Commitments and contingencies
Stockholders' equity:

   Preferred stock, $.01 par value; 1,000,000 authorized shares; no shares outstanding

   Common stock, $.01 par value; 25,000,000
    authorized shares; issued and outstanding
    11,995,238 shares                                                                        120

   Common stock, no par value, authorized, issued
    and outstanding 200 shares                                    50
   Additional paid-in capital                                    250                       2,867
   Retained earnings (accumulated deficit)                     1,153                         (78)
                                                             -------                    --------
    Total stockholders' equity                                 1,453                       2,909
                                                             -------                    --------
                                                             $ 5,531                    $ 29,379
                                                             =======                    ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                    THE NAHDREE GROUP, LTD. AND SUBSIDIARIES

                            STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                            Nah Nah Collection, Inc.       Nah Nah Collection, Inc.
                                              For The Years Ended               For The Period         Consolidated for
                                                    April 30,                     May 1, 1997 -          The Year Ended
                                         ------------------------------           May 31, 1997            May 31, 1998
                                           1996                 1997              ------------               --------
                                         -------               -------             (Unaudited)
                                                 (Unaudited)
Net sales                                $23,158               $21,328               $ 1,720                $ 34,704

Cost of sales                             17,683                16,262                 1,666                  23,768
                                         -------               -------               -------                --------

Gross profit                               5,475                 5,066                    54                  10,936

Selling, general and
  administrative expenses                  5,018                 4,413                   584                   9,579

Amortization of goodwill                                                                                         475
                                         -------               -------               -------                --------

Operating income (loss)                      457                   653                  (530)                    882

Interest expense                             317                   452                    13                   1,421
                                         -------               -------               -------                --------

Income (loss) before
  income taxes                               140                   201                  (543)                   (539)

Provision for income taxes                    20                    54                                           149
                                         -------               -------               -------                --------

Net income (loss)                        $   120               $   147               $  (543)               $   (688)
                                         =======               =======               =======                ========

Basic and diluted earnings
  (loss) per share                       $   .02               $   .03               $ (0.10)               $   (.08)
                                         =======               =======               =======                ========

Weighted average shares
  outstanding                              5,278                 5,278                 5,278                   8,204
                                         =======               =======               =======                ========


 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                      THE NAHDREE GROUP, LTD. AND SUBSIDIARIES

                   STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (In thousands)


                                                    Common Stock                                   Retained
                                               -----------------------         Additional          Earnings
                                                No. of                           Paid in         (Accumulated
                                               Shares           Amount          Capital            Deficit)             Total
                                               ------            ----            ------            -------             -------
Balance, May 1, 1995 Nah Nah
  Collection, Inc. (Unaudited)                                   $ 50            $  250            $   886             $ 1,186

Net income (Unaudited)                                                                                 120                 120
                                               ------            ----            ------            -------             -------

Balance, April 30, 1996 Nah Nah
  Collection, Inc. (Unaudited)                                     50               250              1,006               1,306

Net income (Unaudited)                                                                                 147                 147
                                               ------            ----            ------            -------             -------

Balance April 30, 1997
  Nah Nah Collection, Inc.
  (Unaudited)                                                      50               250              1,153               1,453

Net loss for the period May 1, 1997
  to May 31, 1998 (Unaudited)                                                                         (543)               (543)
                                               ------            ----            ------            -------             -------

Balance, May 31, 1997 Nah Nah
  Collection, Inc.                                                 50               250                610                 910

Increase in Common Stock on
  reverse acquisition on December
  24, 1997 with The He-Ro Group,
  Ltd. and Nah Nah Collection, Inc.             5,278               3             2,617                                  2,620

Common shares acquired on
  reverse acquisition form The
  He-Ro Group, Ltd.                             6,717              67                                                       67

Net loss                                                                                              (688)               (688)
                                               ------            ----            ------            -------             -------

Balance at May 31, 1998                        11,995            $120            $2,867            $   (78)            $ 2,909
                                               ======            ====            ======            =======             =======


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                    THE NAHDREE GROUP, LTD. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS

                                 (In-thousands)

                                                                                                   Nah Nah
                                                                                               Collection, Inc.
                                                                Nah Nah Collection, Inc.        For The Period     Consolidated for
                                                                  For The Years Ended            May 1, 1997 -      The Year Ended
                                                                         April 30,                May 31, 1997       May 31, 1998
                                                                 -------------------------      ---------------     ---------------
                                                                  1996              1997          (Unaudited)
                                                                 -------          -------
                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                             $   120           $   147           $  (543)          $   (688)
                                                                 -------           -------           -------           --------
   Adjustments to reconcile net income (loss) to net
    cash (used in) provided by operating activities:

      Depreciation                                                   142               134                11                160
      Amortization                                                                                                          475
      Deferred income taxes                                                                                                 143
      Provision for bad debts                                                                                               433
      Loss on disposal of fixed assets                                                                                       32
      Increase (decrease) in cash attributable
        to changes in operating assets and liabilities:

         Trade receivables                                           (33)            1,552                39              2,708
         Other receivables                                          (840)                                                 1,435
         Due to factor                                                                                  (814)             8,105
         Inventory                                                (1,551)             (476)              679             (1,044)
         Other current assets                                         16                                                     99
         Other assets                                                  1                12               (32)
         Accounts payable                                         (1,408)                4              (874)            (1,649)
         Accrued expenses and other
            current liabilities                                    1,248                42               (94)              (607)
                                                                 -------           -------           -------           --------
         Total adjustments                                        (2,425)            1,268            (1,085)            10,290
                                                                 -------           -------           -------           --------
   Net cash (used in) provided by operating activities            (2,305)            1,415            (1,628)             9,602
                                                                 -------           -------           -------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Acquisition of fixed assets                                       (71)             (180)              (34)              (624)
   Net acquisition costs (goodwill) in connection
    with merger                                                                                                            (263)
                                                                 -------           -------           -------           --------
   Net cash used in investing activities                             (71)             (180)              (34)              (887)
                                                                 -------           -------           -------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Net proceeds (repayments) from cash overdraft                     515              (349)              233                214
   Net proceeds (repayments) in bank loans                         1,853              (870)            1,430             (8,822)
   Repayments on capital lease obligation                            (24)              (16)               (1)               (14)
                                                                 -------           -------           -------           --------
   Net cash provided by (used in) financing activities             2,344            (1,235)            1,662             (8,622)
                                                                 -------           -------           -------           --------

NET (DECREASE) INCREASE IN CASH                                      (32)                                                    93
CASH, beginning of period/year                                        32
                                                                 -------           -------           -------           --------
CASH, end of period/year                                         $    --           $    --           $    --           $     93
                                                                 =======           =======           =======           ========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:

    Interest                                                     $   292           $   452           $     7           $  1,088
                                                                 =======           =======           =======           ========

    Income taxes                                                 $    64           $     6           $     0           $     25
                                                                 =======           =======           =======           ========

Schedule of noncash investing and financing activity:
   Net liabilities (noncash) assumed in connection
    with acquisition of He-Ro                                                                                          $  8,458
   Estimated fair value of He-Ro's outstanding
   common stock on date of acquisition                                                                                    2,687
                                                                                                                       --------
   Net goodwill recorded in connection with transaction                                                                $ 11,145
                                                                                                                       ========
   Assets acquired under capital leases                          $   104
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

     Acquisition:

     On December 24, 1997, The He-Ro Group, Ltd. ("Hero") purchased all of the outstanding capital stock of Nah Nah Collection, Inc. The transaction has been accounted for as a reverse acquisition. (See Note 2.)

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

     Intangibles:

     Goodwill has been recognized to the extent the aggregate fair value of He-Ro's outstanding stock exceeds the fair value of the net assets of He-Ro as of December 24, 1997. Amortization expense is calculated on a straight line basis over ten years. The Company's policy is to evaluate long-lived assets, goodwill and certain identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Such an evaluation is based on a number of factors, including expectations for operating income and undiscounted cash flows that will result from the use of such assets. The Company will, on a continuous basis, evaluate the carrying amount of goodwill to determine whether the remaining estimated useful life of goodwill warrants revision or whether the carrying amount may not be recoverable.

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

     Advertising and Promotion:

     All costs associated with advertising and product promotion are expensed in the period incurred. These expenses amounted to approximately $125,000, $82,000 and $556,000 for the years ended April 30, 1996 and 1997 (Unaudited) and May 31, 1998, respectively.

     Investments:

     Included in other assets is an investment in foreign affiliates which is accounted for on the equity method. (See Note 9).

     Cash and Cash Equivalents:

     The Company considers highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Earnings/(Loss) Per Share:

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

     Fair Value of Financial Instruments:

     The amounts included in the accompanying balance sheets relating to cash, accounts receivable, bank loans, due to factor, accounts payable, and accrued expenses approximates fair value because of the short-term nature of these instruments. The carrying value of long-term debt approximates the estimated fair value because the long-term debt is at interest rates comparable to notes currently available to the Company for debt with similar terms and remaining maturities.

     Stock Based Compensation:

     The Company applies SFAS 123 "Accounting for Stock Based Compensation" in accounting for its stock based compensation plan. As permitted by SFAS 123, the Company applies Accounting Principles Board opinion No. 25 and related interpretations for expense recognition. There were no options issued during the year ended May 31, 1998.

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

     In 1998, the AICPA issued Statement of Position 98-5 (SOP 98-5) "Reporting on the Costs of Start-up Activities". Pursuant to the provision of SOP 98-5, all costs associated with start-up activities, including organization costs, should be expensed as incurred. Companies that previously capitalized such costs are required to write-off the unamortized portion of such costs as cumulative effect of a change of accounting principle. The adoption of SOP 98-5 will not have a significant impact on the Company's financial statements.

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

     For accounting purposes, the acquisition has been treated as the acquisition of He-Ro by Nah Nah with Nah Nah as the accounting acquiror (reverse acquisition). Accordingly, the accompanying financial statements present the historical results of Nah Nah (June 1, 1997 to May 31, 1998) and the results of operations of The He-Ro Group, Ltd. from the date of acquisition (December 24, 1997 to May 31, 1998).

     Prior to the reverse acquisition, Nah Nah's fiscal year end was April 30. Subsequent to the acquisition, Nah Nah has changed its fiscal year end to May 31. Assuming the reverse acquisition had occurred on June 1, 1997, the Company's (unaudited) net revenues, net loss and basic and diluted loss per share would have been approximately as follows:

                                                     Year Ended
                                                    May 31, 1998
                                                    ------------
                                                   (In Thousands)
            Net revenue                               $ 57,077
                                                      ========
            Net loss                                  $ (3,122)
                                                      ========
            Basic and diluted loss per share          $   (.38)
                                                      ========

3.   INVENTORY:

     Inventory consist of the following (in thousands):

                                                    April 30, 1997    May 31, 1998
                                                    --------------    ------------
                                                     (Unaudited)
            Finished goods                             $ 2,342          $11,470
            Raw materials and work-in-process            1,954            2,311
                                                       -------          -------
                                                       $ 4,296          $13,781
                                                       =======          =======

4.   FIXED ASSETS:

     Fixed assets consist of the following (in thousands):

                                                April 30, 1997    May 31, 1998
                                                --------------    ------------
                                                 (Unaudited)
            Machinery and equipment                $  399          $2,430
            Furniture and fixtures                    182           2,590
            Leasehold improvements                    237           2,820
                                                   ------          ------
                                                      818           7,840
            Less accumulated depreciation
               and amortization                       424           6,667
                                                   ------          ------
                                                   $  394          $1,173
                                                   ======          ======

5.   INTANGIBLES:

     As of May 31, 1998, intangibles consist of the following (in thousands):

                                                         Amortization
                                                           Period
                                                           ------
            Goodwill                         $11,408     10 years
            Amortization                        (475)
                                             -------
                                             $10,933
                                             =======

6.   DUE TO FACTOR:

     On the Closing Date of the acquisition referred to in Note 2, the Company and all of its active subsidiaries entered into a new factoring and revolving inventory loan and security agreement (the "Factoring Agreement") with Heller Financial, Inc. ("Heller"), for a term of two years, replacing Foothill Capital Corporation ("Foothill") as the senior lender. All of the outstanding obligations of the Company to Foothill were paid in full and Foothill released its liens on the assets of the Company and its subsidiaries. The factoring advances, inventory and letter of credit facility under the Factoring Agreement may not exceed an aggregate of $20,000,000 outstanding at any time and includes (a) collection factoring with advances not to exceed 85% of the purchase price of net eligible accounts; (b) advances not to exceed 60% of eligible finished goods inventory located in the United States; (c) documentary letters of credit; and (d) an over advance formula facility. Interest charged on advances is the prime rate plus 1% per annum. The Company is contingently liable to the factor for merchandise disputes and customer claims on receivables sold to the factor. Receivables sold to the factor subject to recourse in the event of nonpayment by the customer amounted to approximately $473,000 at May 31, 1998. The significant restrictive covenants, which were amended effective May 31, 1998, as defined in the Factoring Agreement, are as follows:

     - Minimum tangible net worth (as defined) for each fiscal year: $1,600,000 for 1998; $2,300,000 for 1999; $10,500,000 for 2000; and $15,500,000 for
        each fiscal year thereafter. The agreement provides that the computation of tangible net worth should, among other matters, exclude subordinated debt.

     -  Maximum working capital deficit:  $515,000.

     - Minimum current ratio: 1.30 to 1.10. The agreement provides that the computation of the current ratio should exclude the Heller revolving loan.

     -  Capital expenditures may not exceed $450,000 in one fiscal year.

     The Company's principal subsidiaries granted to Heller continuing security interests in substantially all of their assets, including receivables, inventory (other than raw materials and work-in-progress), intangibles, equipment, and any proceeds from any of the above. The obligations to Heller are further collateralized by a guaranty by the Company and its other subsidiaries, and the obligations of such grantors are secured by liens on substantially all of the assets of the guarantors.

7.   SUBORDINATED STOCKHOLDER DEBT:

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

     Pursuant to certain conditions set forth in the Stock Purchase Agreement, on the Closing Date, Mr. Han also purchased from Ms. Rounick subordinated indebtedness of The He-Ro Group, Inc., a subsidiary of the He-Ro Group, Ltd. ("HGI"), to the Estate of Herbert Rounick (of which Ms. Rounick is executrix) in the amount of $4,296,000, plus accrued interest. Ms. Rounick retained $1,000,000 of subordinated indebtedness, plus accrued interest. The aggregate indebtedness (in the principal amount of $6,660,801, which includes the accrued interest) is evidenced by subordinated notes of the Company in favor of each of Mr. Han and Ms. Rounick bearing interest at 9.278% per annum. Such debt is subordinated to the Company's indebtedness to Heller. The principal ($6,660,801) is due and payable on demand and the interest on such amount is due on the first of each month commencing January 1, 1998, or otherwise on demand; however, Mr. Han has agreed not to require principal payment of such debt, which includes the $250,000 note referred to in the preceding paragraph, prior to June 1, 1999. The Company and all its subsidiaries (except HGI) have guaranteed payment and performance of the notes. The payments on, and any conversion of, the notes, as well as other provisions on the notes, will be on a pari passu basis, subject to certain restrictions, and Ms. Rounick may not take any action to collect, enforce, convert or otherwise deal with her note unless Mr. Han has taken such action (in which event Ms. Rounick may take such action but only to the same extent and on the same terms as Mr. Han) or unless she has received Mr. Han's prior written consent.

     Under the terms of subordination and intercreditor agreements with Heller, all interest payments to Ms. Rounick and Mr. Han are subject to certain conditions.

8.   INCOME TAXES:

     As of May 31, 1998, deferred tax assets and liabilities consist of the following (there were no corresponding amounts at April 30, 1997) (in thousands):

     Deferred income tax assets:
       Provision for bad debt                                $    173
       Accrued shareholder interest                               123
       Loss carryforward                                       15,200
                                                             --------
                                                               15,496
       Valuation allowance                                     15,496
                                                             --------
                                                             $    -0-
                                                             ========

     Deferred income tax liability:
        Undistributed earnings of foreign affiliate          $   (325)
        Fixed assets                                              392
                                                             --------
                                                                   67
        Valuation allowance                                        67
                                                             --------
                                                             $    -0-
                                                             ========

     The current deferred tax assets arising from loss carryforwards and timing differences are significantly reserved with valuation allowances because of the uncertainty of realizing their benefit of future offsets against taxable income.

     At May 31, 1998, the Company has approximately $38,000,000 of net operating loss carryforwards conforming with Section 382 of the Internal Revenue Service Code. For U.S. tax reporting purposes, these net operating loss carryforwards begin to expire in 2009.

     The provision for income taxes for the year ended May 31, 1998 is comprised of state and local current taxes of $6,000 and deferred taxes of $143,000.

     The provision for income taxes differs from the amounts computed by applying Federal statutory rates due to the following (in thousands):

                                                                              April 30,            May 31, 1998
                                                                        -------------------        ------------
                                                                        1996           1997
                                                                            (Unaudited)
            Computed "expected" tax provision (benefit) (34%)          $ 48           $  68          $(234)
            Increase in valuation allowance for
               deferred tax assets                                                                     383
            Other                                                       (28)            (14)
                                                                        ----           -----           -----

            Tax provision at effective tax rate                        $ 20           $  54           $ 149
                                                                       ====           =====           =====

9.   RELATED PARTY TRANSACTIONS:

     At May 31, 1998, the Company has an investment of $798,000, included in other assets, in Great Projects Limited ("GPL"), a Hong Kong corporation. Fifty percent of GPL is owned by a subsidiary of the Company, and 25% is owned by each of two Hong Kong companies that are unaffiliated with the Company or its officers or directors. As of October 31, 1993, the partners agreed to discontinue the operations of GPL. In January 1996, liquidation proceedings in Hong Kong were commenced to wind up GPL. Due to affiliate is comprised of the $2,151,000 due to the foreign affiliate at May 31, 1998. The Company does not expect any material impact on its results of operations due to the liquidation of GPL. (See Note 1.)

     On December 24, 1997, the Company entered into a licensing agreement with a Company owned by a major stockholder to license the Nahdree trademark providing for royalties of 1% of net sales on apparel using the Nahdree name to be paid. Royalty expense approximated $91,000 for the year ended May 31, 1998. Effective June 1, 1998, a new agreement was entered into which provides for royalties ranging from 1% to 2.75% for a period of 15 years, with two additional five year terms.

10.  COMMITMENTS, CONTINGENCIES AND OTHER MATTERS:

     License Agreements:

     The Company is obligated to pay minimum annual royalties of $350,000 to its licensor for the three year period ending June 1, 1999. If all the renewal privileges are exercised, the agreement will expire in 2011. The license agreement contains royalty percentages on sales ranging from 1% to 4%.

     Total royalty expense, including the amount relating to the license agreement referred to in Note 9, approximated $266,000 for the year ended May 31, 1998.

     Leases:

     At May 31, 1998, the Company was obligated to pay minimum annual rentals expiring at various dates through the year 2002 which include increases in real estate taxes and other operating assessments. Minimum annual rentals exclusive of increases in real estate taxes and other operating assessments are as follows:

                                                  Year Ending    Rental
                                                     May 31,     Income
                                                     -------     ------
                                                       (In Thousands)
            1999                                    $2,764       $   891
            2000                                     2,386           891
            2001                                     1,963           891
            2002                                     1,391           594
            2003                                       191
            Thereafter                                 208
                                                    ------       -------
                                                    $8,903       $ 3,267
                                                    ======       =======

     Total rent expense approximated $562,000, $454,000 and $1,381,000 for the years ended April 30, 1996 and 1997 (Unaudited) and May 31, 1998, respectively.

     Letters of Credit:

     The Company had outstanding letters of credit in the aggregate amount of $318,000 as of May 31, 1998.

     Concentrations:

     For the years ended April 30, 1996 and 1997 (Unaudited) and May 31, 1998, one customer accounted for an aggregate of 21%, 17% and 11% of the Company's sales.

     Commitments:

     The Company has entered into certain employment contracts that expire in October 1998. The aggregate amount due on these contracts at May 31, 1998 is $142,000. The Company has also entered into certain agreements with designers that expire in various years ending in 2002. The aggregate amount due on these contracts at May 31, 1998 is $1,121,000.

     Litigation:

     The Company is a party to various claims, legal actions, and complaints arising in the ordinary course of business. In the opinion of the Company's management and its counsel, all such matters are without merit or involve such amounts in which an unfavorable disposition would not have a material effect on the consolidated financial statements of the Company.

     Professional Fees:

     The Company settled certain obligations outstanding prior to the acquisition referred to in Note 2 whereby monthly principal payments in the amount of $20,000 are due commencing April 1998 and continuing through November 1998 (an aggregate of $120,000 which has been accrued at May 31, 1998 included in accrued expenses and other liabilities in the accompanying balance sheet). If the Company does not meet the terms of the agreements, an additional principal amount approximating $164,000 will be due on December 1, 1998 including interest at 12% per annum.

11.  STOCK OPTIONS:

     In May 1991, the stockholders of the Company approved the adoption of the 1991 Stock Option Plan (the "Option Plan"). The Option Plan is designed to provide long-term incentive benefits to key employees, consultants and directors of the Company or any of its subsidiaries as determined by the Board of Directors. The maximum aggregate number of shares of common stock authorized and reserved for issuance is 500,000 shares.

     The Option Plan authorizes the issuance of incentive stock options (an "ISO"), as defined in section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and stock options that do not conform to the requirements of the Code section (a "Non-ISO"). Consultants and directors who are not also an employee of the Company may only be granted Non-ISOs. The exercise price of each ISO may not be less than 100% of the fair market value of the common stock at the time of grant, except that in the case of a grant to an employee who owns (within the meaning of the Code) 10% or more of the outstanding stock of the Company or any subsidiary ("10% Stockholder"), the exercise price shall not be less than 110% of such fair market value. The exercise price of each Non-ISO may not be less than 85% of the fair market value of the common stock at the time of grant thereof. Options granted under the Option Plan become exercisable immediately or at rates ranging from 20%-100% per year. Options expire within seven years from the date on which they were granted, commencing in 1998 through 2003.

     Information concerning stock options granted under the Option Plan is as follows:

                                                                      Nah Nah Collection, Inc.
                                        Nah Nah Collection, Inc.         For The Period                  Consolidated for
                                           For The Years Ended            May 1, 1997 -                  The Year Ended
                                         April 30, 1996 and 1997          May 31, 1997                    May 31, 1998
                                         -----------------------          ------------                    ------------
                                                                                                      Number of   Weighted Average
                                                                                                        Shares     Exercise Price
                                                                                                        ------     --------------
     Outstanding, beginning
        of year                                                                                         283,600       $1.44

     Granted
     Exercised
     Canceled                                                                                           (68,800)       1.19
                                                                                                       --------       -----
     Outstanding, end of year                                                                           214,800       $1.54
                                                                                                        =======       =====
     Exercisable, end of year                                                                           138,800       $1.90
                                                                                                        =======       =====


                                       Consolidated As At May 31, 1998
                                            Options Outstanding                                Options Exercisable
                              ------------------------------------------------------      -------------------------------

                                                                    Weighted Average                             Weighted
                                                                       Remaining                                  Average
                                Number       Weighted Average       Contractual Life       Number                Exercise
Option Exercise Price        Outstanding      Exercise Price            (Years)          Exercisable              Price
---------------------        -----------      --------------        ----------------     -----------               -----
        $  .81                 50,000             $  .81                  4.9
          1.00                 63,200               1.00                  1.5               37,200                 $ 1.00
          2.00                100,000               2.00                   .8              100,000                   2.00
         17.00                  1,600              17.00                   .4                1,600                  17.00
                              -------              -----                                   -------                 ------
                              214,800               1.54                                   138,800                 $ 1.90
                              =======             ======                                   =======                 ======

     In March 1994, the stockholders of the Company approved the adoption of the 1992, 1993 and 1994 Outside Directors Stock Option Plans (together, the "Directors Option Plans"). Both the 1992 and 1993 Outside Directors Stock Option Plans provide that all options are to be granted at an exercise price equal to the fair market value on the date of the grant. On October 11, 1995, the Board of Directors amended the 1994 Outside Directors Stock Option Plan in which the Company granted options to purchase 50,000 shares of common stock to each 1994 outside director at an exercise price equal to the greater of $1.00 per share or the last sale price reported on the grant date. Each outside director previously held options to purchase 100,000 shares of common stock at an exercise price equal to the greater of $2.00 per share or the last sale price reported on the grant date. Options granted under the Directors Option Plans become exercisable immediately and expire within five years from the date of grant. At May 31, 1998, there were 150,000 options outstanding under the Director's Option Plans.

     Information concerning stock options granted under the Directors Option Plans is as follows:

                                                                         Nah Nah Collection, Inc.
                                            Nah Nah Collection, Inc.      For The Period                   Consolidated for
                                             For The Years Ended           May 1, 1997 -                    The Year Ended
                                           April 30, 1996 and 1997         May 31, 1997                      May 31, 1998
                                           -----------------------         ------------              ------------------------------
                                                                                                      Number of     Weighted Average
                                                                                                      Shares        Exercise Price
                                                                                                      ---------     ----------------
     Outstanding, beginning of year                                                                  185,000           $1.55

     Granted
     Exercised

     Canceled                                                                                        (35,000)           3.89
                                                                                                    --------          ------
     Outstanding, end of year                                                                        150,000           $1.00
                                                                                                     =======           =====
     Exercisable, end of year                                                                        150,000           $1.00
                                                                                                     =======           =====


                                              Consolidated As At
                                                 May 31, 1998
                                              Options Outstanding                                  Options Exercisable
                              -------------------------------------------------------- -------------------------------------------
                                                                      Weighted Average                         Weighted Average
                                 Number       Weighted Average           Remaining          Number                Exercise
 Option Exercise Price        Outstanding      Exercise Price         Contractual Life    Exercisable              Price
 ---------------------        -----------      --------------         ----------------    -----------          ----------------
        $1.00                   150,000             $1.00                  8 months          150,000                $1.00

12.  401(K) PLAN:

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