Form 10-Q
period 1998-08-31
NAHDREE GROUP LTD
filed 1998-10-15
CIK 875043

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[ X ]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended AUGUST 31, 1998....................

                                       OR

[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the transition period from................to..................

Commission File Number 1-10860....................................

                             THE NAHDREE GROUP, LTD.
      ...................................................
             (Exact name of registrant as specified in its charter)

         DELAWARE                             13-3615898
 ...............................       ............................
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)            Identification No.)

                      530 SEVENTH AVENUE NEW YORK, NEW YORK
                                      10018
              ....................................................
                    (Address of principal executive offices)
                                   (Zip Code)

                                  (212)947-9000
              ....................................................
              (Registrant's telephone number, including area code)

              ....................................................
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes....X....   No.........

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes.........   No.........

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                  The number of shares of registrant's Common Stock, outstanding as of October 15, 1998, is 11,995,238 shares.

                    The Nahdree Group, Ltd. and Subsidiaries


                                      INDEX

PART I - FINANCIAL INFORMATION                                          Page No.

         Item 1.   Financial Statements (Unaudited):

                   Condensed Consolidated Balance Sheets
                   August 31, 1998 and May 31, 1998.....                   4

                   Condensed Statement of Operations
                   Three Months Ended August 31, 1998
                   and 1997.............................                   5

                   Condensed Statements of Cash Flows
                   Three Months Ended August 31, 1998
                   and 1997.............................                   6

                   Notes to Condensed Consolidated
                   Financial Statements.................                   7

         Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations...........................                   9

PART II - OTHER INFORMATION.............................                  13

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                    THE NAHDREE GROUP, LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                           August 31,                   May 31,
                                                              1998                       1998
                                                              ----                       ----
                                                           (UNAUDITED)
                     ASSETS
Current Assets:
  Cash..........................................             $     0                    $    93
                                                             -------                    -------
  Accounts receivable:
    Trade.......................................               1,049                        497
    Suppliers and other.........................               2,183                      1,649
                                                             -------                    -------
                                                               3,232                      2,146
  Inventory.....................................              15,656                     13,781
  Other current assets..........................                 170                        200
                                                             -------                    -------
       Total current assets.....................              19,058                     16,220
                                                             -------                    -------
Fixed assets - at cost, net of accumulated
  depreciation and amortization.................               1,102                      1,173
Intangibles.....................................              10,647                     10,933
Other assets....................................               1,047                      1,053
                                                             -------                    -------
                                                             $31,854                    $29,379
                                                             =======                    =======
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Cash Overdraft................................             $   852                    $   614
  Due to factor.................................               8,134                      6,883
  Accounts payable..............................               7,243                      5,857
  Current portion of capital lease obligation                     20                         20
  Accrued expenses and other current
    liabilities.................................               1,518                      1,209
  Due to affiliate..............................               2,151                      2,151
                                                             -------                    -------
       Total current liabilities................              19,918                     16,734
                                                             -------                    -------
Long-term debt--stockholder--Subordinated                      9,691                      9,691
Long-Term portion of capital lease obligation                     40                         45
                                                             -------                    -------
                                                               9,731                      9,736
                                                             -------                    -------
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.01 par value; 1,000,000
       authorized shares; no shares outstanding                   --                         --
    Common stock, $.01 par value; 25,000,000
       authorized shares; issued and outstanding
       11,995,238 shares........................                 120                        120
    Additional paid-in capital..................               2,867                      2,867
    Accumulated deficit.........................                (782)                       (78)
                                                             --------                   --------
    Total stockholders' equity..................               2,205                      2,909
                                                             -------                    -------
    Total liabilities and stockholders' equity               $31,854                    $29,379
                                                             =======                    =======




The accompanying notes are an integral part of these consolidated statements.

                    THE NAHDREE GROUP, LTD. AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                   Three Months Ended
                                   ------------------
                             Consolidated
                              August 31,         August 31,
                                 1998               1997
                                 ----               ----
                                               (Condensed from
                                              unaudited finan-
                                               cial statements
                                                 of Nah Nah
                                              Collection, Inc.)(Note 1)
Net Sales..............         $11,193            $ 5,139
Cost of sales..........           6,694              3,748
                                -------            -------
Gross profit...........           4,499              1,391
Selling, general and
administrative expenses           4,238              1,018
Amortization of goodwill            285                 --
                                -------            -------
Operating (loss)/income             (24)               373
Interest Expense.......             680                104
                                -------            -------
(Loss) Income before
income taxes...........            (704)               269
Provision for income
taxes..................              --                 --
                                -------            -------
Net (loss) income......            (704)               269
                                =======            =======
Basic and diluted (loss)
 income per share......         $(0.06)            $  0.05
                                =======             =======
Weighted average shares
outstanding............          11,995              5,278
                                =======            =======


The accompanying notes are an integral part of these consolidated statements.

                    THE NAHDREE GROUP, LTD. AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)

                                                         Consolidated
                                                      Three Months Ended    Three Months Ended
                                                      ------------------    ------------------
                                                        August 31, 1998       August 31, 1997
                                                        ---------------       ---------------
                                                                              (Condensed from
                                                                              unaudited fin-
                                                                             ancial statement
                                                                                of Nah Nah
                                                                             Collection, Inc.)(Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income ................................    $  (704)                $   269
                                                        -------                 -------
  Adjustments to reconcile net (loss)  income to net
    cash (used in) provided by operating
    activities:
    Depreciation and amortization ..................        389                      37
(Increase) decrease in assets:
  Trade receivables ................................       (552)                     (2)
  Other receivables ................................       (534)                    729
  Inventories ......................................     (1,875)                   (759)
  Other current assets .............................         30                     (48)
Increase (decrease) in liabilities:
  Accounts payable .................................      1,386                     789
  Accrued expenses and other current liabilities ...        309                     (11)
                                                        -------                 -------
  Total adjustments ................................       (847)                    735
                                                        -------                 -------
Net cash (used in)  provided by
 operating activities ..............................     (1,551)                   1004
                                                        -------                 -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of fixed assets ......................        (32)                    (64)
  Increase in other assets .........................          6                       0
                                                        -------                 -------
Net cash used in investing activities ..............        (26)                    (64)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances (Repayment) of cash overdraft ...........        238                     (23)
  Increase (decrease) in bank loans ................      1,251                    (914)
  Repayment of equipment lease .....................         (5)                     (3)
                                                        -------                 -------
    Net cash provided by (used in)
    financing activities ...........................      1,484                    (940)
NET (DECREASE) INCREASE IN CASH ....................        (93)                      0
                                                        -------                 -------
CASH, beginning of period ..........................         93                       0
                                                        -------                 -------
CASH, end of period ................................    $     0                 $     0
                                                        =======                 =======




The accompanying notes are an integral part of these consolidated statements.

                    THE NAHDREE GROUP, LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 August 31, 1998

   1.   BASIS OF PRESENTATION

        The condensed consolidated financial statements include the accounts of The Nahdree Group, Ltd. and its subsidiaries (hereinafter collectively referred to as the "Company" unless the context clearly otherwise requires). The consolidated financial statements are presented in accordance with the requirements of the quarterly report on Form 10-Q and consequently do not include all of the disclosures normally made in an annual report on Form 10-K filing. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and the notes included therein with the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

        The financial information as of and for the three months ended August 31, 1998 and 1997 has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair presentation of interim results. All such adjustments are of a normal and recurring nature. The foregoing interim results are not necessarily indicative of the results of operations for the full year ending May 31, 1999.

   2.   ACQUISITION

        On December 24, 1997, the Company purchased all of the outstanding capital stock of Nah Nah Collection, Inc. ("Nah Nah"). The transaction has been accounted for as a reverse acquisition. Accordingly, the accompanying financial statements present the unaudited consolidated historical results of operations of The Nahdree Group, Ltd. (which includes Nah Nah) for the three months ended August 31, 1998, and the results of operations of Nah Nah only, for the three months ended August 31, 1997.



   3.   USE OF ESTIMATES

        Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.



   4.    NEW ACCOUNTING PROUNCEMENTS

        In 1998, the AICPA issued Statement of Position 98-5 (SOP 98-5) "Reporting on the Costs of Start-up Activities". Pursuant to the provision of SOP 98-5, all costs associated with the start-up activites, including organization costs, should be expensed as incurred. Companies that previously capitalized such costs are required to write-off the unamortized portion of such costs as the cumulative effect of a change of accounting principle. The adoption of SOP 98-5 will not have a significant impact on the Company's financial statements.


   5.    EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per share excludes dilution and is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.

        Diluted earnings (loss) per share is computed by dividing earnings
    (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. Options and warrants were not included in the computation of diluted earnings (loss) per share because the exercise price was greater than the market price of the stock.

   6.    INVENTORY

    Inventory is stated at the lower of cost (first-in, first-out) or market, and at August 31, 1998, a majority of the inventory was calculated using the gross profit method.



                                                       (In Thousands)
                                             ---------------------------------
                                             August 31,                May 31,
                                                1998                    1998
                                                ----                    ----
                                             (Unaudited)
      Finished goods...............            $12,492                 $11,470
      Raw materials and work in process          3,164                   2,311
                                               -------                 -------
                                               $15,656                 $13,781
                                               =======                 =======



   7.  SUPPLEMENTAL CASH FLOW INFORMATION

    Payments of income taxes were $8,000 and $0 for the three months ended August 31, 1998 and 1997, respectively. Payments of interest during the corresponding periods were $445,500 and $117,000 respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.


GENERAL

                  The following discussion provides information and analysis of the results of operations for the three-month period ended August 31, 1998, of The Nahdree Group, Ltd. and its subsidiaries (collectively, the "Company"). The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

                  On December 24, 1997, The He-Ro Group, Ltd. ("He-Ro") acquired all the outstanding capital stock of Nah Nah Collection, Inc. ("Nah Nah"), in an acquisition (the "Acquisition") accounted for as a "reverse acquisition" and a purchase, thereby forming the Company. As a result, the operating results of the accounting acquiror (Nah Nah), rather than those of He-Ro, are the operating results which are reported herein for the three-month period ended August 31, 1997.

                  The Company's principal selling seasons are the Spring and Fall seasons. The Company's Spring season begins in December and ends in May, and the Fall season begins in June and ends in November. Products sold under the Company's NiteLine and Black Tie labels have historically achieved higher sales in the Fall season while products under the Company's Nah Nah Collection, Victor Costa by Nahdree and Constance Saunders by Nahdree labels have achieved higher sales in the Spring.

LIQUIDITY AND CAPITAL RESOURCES

                  On December 24, 1997, the Company entered into a Factoring and Revolving Inventory Loan and Security Agreement (as amended as of May 31, 1998, the "Heller Agreement") with Heller Financial, Inc. ("Heller"), replacing the credit agreement with the Company's prior senior lender, Foothill Capital Corp. ("Foothill"). All obligations of the Company to Foothill were paid in full at the time of the Acquisition.

                  The Heller Agreement provides that Heller will (i) purchase eligible receivables and advance to specified operating affiliates of the Company up to 85% of the amount thereof, (ii) in its discretion make revolving loans, secured by a lien on assets upon request, in amounts up to approximately 60% of eligible finished goods inventory located in the United States, plus certain supplemental amounts (overadvances), and (iii) arrange for the issuance of letters of credit secured by funds available to the Company, provided that the amount of the loans and letters of credit outstanding at any time may not exceed $20,000,000 in the aggregate.

                  The Heller Agreement contains certain financial covenants, including (i) that the Company's tangible net worth shall not be less than $2.3 million during the fiscal year-ending May 31, 1999, (ii) working capital shall not be less than negative $515,000, disregarding liabilities to affiliates ($2.15 million) at August 31, 1998, (iii) its current ratio shall not be less than 1.30 to 1.00, and (iv) capital expenditures shall not exceed $450,000 in a fiscal year. Taking into account the definitions in the Heller Agreement, the Company was in compliance with such covenants at August 31, 1998.

CHANGES IN FINANCIAL CONDITIONS

                  A comparison of the balance sheet of the Company as at August 31, 1998, with its balance sheet as at May 31, 1998, indicates that (i) total assets were $31.8 million at August 31, 1998, compared to $29.4 million at May 31, 1998, and (ii) working capital was a negative $0.85 million at August 31, 1998, as compared with negative $0.51 million at May 31, 1998. The increase in current assets is primarily due to higher inventory in August 1998 than May 1998, because August is the beginning of the Company's Fall shipping season.

RESULTS OF OPERATIONS

                  EXPLANATORY NOTE: The results of operations for the three-month period ended August 31, 1997, are presented as if the Acquisition had taken place on June 1, 1997, and include the combination of (i) the operating results of Nah Nah for the three-month period ended August 31, 1997, as reported in the unaudited condensed financial statements and notes thereto included elsewhere herein, plus (ii) the operating results of He-Ro as previously reported in He-Ro's Form 10-Q for the fiscal quarter ended August 31, 1997. Such figures are denoted by an (*)

                  THREE MONTHS ENDED AUGUST 31, 1998, COMPARED TO THREE MONTHS ENDED AUGUST 31, 1997.

                  The Company's net loss was $0.70 million for the three-month period ended August 31, 1998, compared to $0.82* million for the three-month period ended August 31, 1997. Such decrease in net loss is a result of the factors discussed below.

                  The net sales for the three-month period ended August 31, 1998, were $11.2 million compared to $15.0* million for the three-month period ended August 31, 1997. The decline in net sales is attributable to (i) generally unstable market conditions, which led to reductions and/or delays by customers in placing orders, and (ii) the closing of six out of 25 of the Company's retail stores and the reduction in size of several other of its stores during the fiscal-year ended May 31, 1998.

                  The cost of sales from operations for the three-month period ended August 31, 1998, was $6.7 million (59.8% of net sales) compared to $10.1* million (67.3%) for the three-month period ended August 31, 1997. The decrease in cost of sales, as a percentage of net sales, is principally attributable to the Company's success in reducing the number of deep-discount close-out sales compared with the year-earlier period. As a result, gross profit for the three-month period ended August 31, 1998, was $4.5 million, compared with $4.9* million for the three-month period ended August 31, 1997.

                  Selling, general and administrative expenses for the three-month period ended August 31, 1998, were $4.2 million (37.5%) compared to $5.1* million (34.0%) for the three-month period ended August 31, 1997. Such decrease in selling, general and administrative expenses is attributable to (i) the planned elimination of overlapping functions of Nah Nah and He-Ro, including the closing of one of the Company's showrooms, (ii) costs eliminated due to the closing and reduction in size of retail stores referred to above, (iii) a reduction in the Company's leased space in Hong Kong, and (iv) the consolidation of the Company's warehouse space in the United States.

---------------------
*        See Explanatory Note at Top of Section


YEAR 2000 PROBLEM.

                  The Company has retained a consulting firm to review the impact of Year 2000 on its management information computer systems, which the Company uses to coordinate and monitor the components of its business and provide its management with information it needs to make informed decisions. Such systems were designed to provide the Company with, among other things, comprehensive order processing, predicitions, accounting and management information for the marketing, manufacturing, importing and distribution functions of the Company's business.

                  The consultant retained by the Company has recommended steps to be taken to upgrade the Company's software and hardware regarding necessary modifications to the Company's computer systems to deal with the Year 2000 problem. The Company is reviewing such recommendations to determine what steps should be taken regarding the Year 2000, but has not yet reached a conclusion. However, it currently appears that the Company will have to spend approximately $150,000 to complete the necessary modifications of its computer systems. The Company believes that such modifications will be able to be completed by the end of August 1999, which will enable a change-over to be fully-effective by December 31, 1999.

                  However, there can be no assurance that the project will accomplish its objectives or that such costs may not increase as the project continues. The Company will expense all such costs as they are incurred. In order to assess and remedy the Year 2000 problem, the Company has foregone certain planned information system projects, including a hardware upgrade, a custom code upgrade, the installation of a test system, and a system and integration test.

                  The failure to correct a Year 2000 problem could result in an interruption in certain normal business activities or operations. Such interruption could have an adverse affect on the Company's results of operations, liquidity, and financial condition. There is general uncertainty inherent in the Year 2000 problem, particularly with regards to the effects the failure of computer systems operated by the Company's suppliers and vendors might have on the Company's operations. The Company believes that with the completion of the Year 2000 project, the possibility of significant interruptions of its normal operations should be greatly reduced, although there is no assurance that such belief will not prove to be overly optimistic.

                           PART II - OTHER INFORMATION


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  In December 1997, Mr. Hong J. Han acquired from Mrs. Della Rounick, subordinated indebtedness of the Company to the Estate of Herbert Rounick (of which Mrs. Rounick is executrix) in the amount of $5,482,117 (Mrs. Rounick retained $1,209,064 of such indebtedness). Such debt (i) bears interest at 9.278% per annum payable on the first of each month commencing January 1, 1998, or otherwise on demand, and (ii) is subordinated to Heller (see "Liquidity and Capital Resources" above) pursuant to the Subordination Agreement (the "Subordination Agreement") dated December 24, 1997. The Company has defaulted on the payment of interest to Mr. Han and Mrs. Rounick on such indebtedness, and at October 15, 1998, is in arrears in the amount of $504,835 on the payment of such interest.

                  In December 1997, Mr. Han also acquired all of the obligations due and owing by the Company to its former bank group ("Bank Group"), and all the collateral therefor, under the fourth amended and restated revolving credit agreement dated May 15, 1995, between the Company and the Bank Group, in the aggregate principal amount of $2,750,000. These obligations are evidenced by term notes bearing interest at 2% above the prime rate. Pursuant to the terms of the Subordination and Intercreditor Agreement dated December 24, 1997, between Heller and Mr. Han, such indebtedness is subordinated to Heller (see "Liquidity and Capital Resources" above). The Company has defaulted on the payment of interest to Mr. Han on such indebtedness, and at October 15, 1998, is in arrears in the amount of $158,525 on the payment of such interest.


ITEM 6.  EXHIBITS AND OTHER REPORTS ON FORM 8-K

         (a)  Exhibits

         3.1               Restated Certificate of Incorporation of Registrant.
                           Incorporated by reference to Exhibit 3.1 of Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1995 ("Registrant's 1995 10-K").

         3.2 Certificate of Amendment to Articles of Incorporation of Registrant changing the name of Registrant to The Nahdree Group, Ltd., effective May 31, 1998. Incorporated by reference to Exhibit 3.2 of Regist-rant's Annual Report on Form 8-K for the fiscal year ended May 31, 1998 ("Registrant's 1998 10-K").

         3.3 By-Laws of Registrant, as amended. Incorporated by reference to Exhibit 3.2 of Registrant's 1995 10-K.

         4.1               Specimen Certificate of Common Stock of Registrant.
                           Incorporated by reference to Exhibit 4.1 of Regist-rant's 1998 10-K.

         10.1 Stock Purchase Agreement dated October 16, 1997, among Registrant, Vasiliki Della Pasvantidou Rouni-ck ("Della Rounick"), Nah Nah Collection, Inc.("Nah Nah"), and Hong J. Han. Incorporated by reference to
                           Exhibit 2.1 of Registrant's Current Report on Form 8-K dated December 31, 1997.

         10.2 Debt Purchase and Intercreditor Agreement dated December 24, 1997, among Hong J. Han, Della Rounick and The He-Ro Group, Inc. Incorporated by reference to Exhibit C of Form 13-D of Hong J. Han filed January 13, 1998.

         10.3 Guaranty by Registrant and its subsidiaries in favor of Hong J. Han and Della Rounick as Executrix of the Estate of Herbert Rounick dated December 24, 1997. Incorporated by reference to Exhibit 10.3 of Registrant's Form 10-Q for the quarter ended Febru-ary 28, 1998.

         10.4 Registration Rights Agreement dated December 24, 1997, between Registrant and Hong J. Han. Incorporated by reference to Exhibit 10.4 of Registrant's Form 10-Q for the quarter ended February 28, 1998.

         10.5 Amended and Restated Employment Agreement dated November 1, 1997, between The He-Ro Group, Inc. and Katherine Wong. Incorporated by reference to Exhibit
                           10.5 of Registrant's Form 10-Q for the quarter ended February 28, 1998.

         10.6 Amended and Restated Employment Agreement dated November 1, 1997, between The He-Ro Group, Inc. and David Minka. Incorporated by reference to Exhibit
                           10.6 of Registrant's Form 10-Q for the quarter ended February 28, 1998.

         10.7 Agreement dated July 30, 1997, among Nah Nah, C.A.S. Designs, Inc. and Constance Saunders. Incorporated by reference to Exhibit 10.7 of Regis-trant's Form 10-Q for the quarter ended February 28, 1998.

         10.8 Employment Agreement dated January 1, 1997, between Nah Nah, and Victor Costa. Incorporated by refer-ence to Exhibit 10.8 of Registrant's Form 10-Q for the quarter ended February 28, 1998.

         10.9 Sublease dated March 6, 1997, between The He-Ro Group, Inc. (as sublessor) and Harve Benard (as sublessee) relating to premises located at One American Way, Secaucus, New Jersey. Incorporated by reference to Exhibit 10.2 of Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1997.

         10.10.1 License Agreement dated June 1, 1990, between The He-Ro Group, Inc., and Oleg Cassini, Inc. ("Cassini License"). Incorporated by reference to Exhibit 10.8 of Registrant's 1995 10-K.

         10.10.2 Letter Agreement dated December 15, 1995, from Oleg Cassini, Inc. to The He-Ro Group, Inc., amending the Cassini License. Incorporated by reference to Exhibit
                           10.8.1 of Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996 ("Registrant's 1996 10-K").

         10.10.3 Agreement dated December 30, 1997, between The He-Ro Group, Inc., and Oleg Cassini, Inc., amending the Cassini License. Incorporated by reference to Exhibit
                           10.4 of Registrant's Form 10-Q for the quarter ended February 28, 1998.

         10.11 1991 Stock Option Plan. Incorporated by reference to Exhibit 10.12 of Registrant's 1995 10-K.

         10.12 1992 Outside Director Stock Option Plan. Incorpo-rated by reference to Exhibit 10.13 of Registrant's 1995 10-K.

         10.13 1993 Outside Director Stock Option Plan. Incorpo-rated by reference to Exhibit 10.14 of Registrant's 1995 10-K.

         10.14 Amended and Restated 1994 Outside Director Stock Option Plan. Incorporated by reference to Exhibit
                           10.15 of Registrant's 1996 10-K.

         10.15 License Agreement between N.N.C.S., Inc. and The Nahdree Group, Ltd. dated as of June 1, 1998. Incorporated by reference to Exhibit 10.15 of Registrant's 1998 10-K.

         *27               Financial Data Schedule

         99.1 Irrevocable Proxy granted by Della Rounick in favor of Hong J. Han. Incorporated by reference to Exhibit B of Form 13-D of Hong J. Han filed January 13, 1998.

         99.2 Factoring Agreement dated December 24, 1997, among The He-Ro Group, Inc., HRNL, Inc., Nah Nah, Regist-rant, certain other subsidiaries and Heller Finan-cial, Inc. Incorporated by reference to Exhibit 99.1 of Registrant's Current Report on Form 8-K dated December 31, 1997.

         99.3 Subordination Agreement dated December 24, 1997, among Hong J. Han, Nah Nah, and Heller Financial Inc. subordinating indebtedness owed by Nah Nah to Hong J. Han. Incorporated by reference to Exhibit
                           99.3 of Registrant's Form 10-Q for the quarter ended February 28, 1998.

         99.4 Subordination Agreement dated December 24, 1997, among Della Rounick, Hong J. Han, The He-Ro Group, Inc., and Heller Financial Inc. subordinating indebtedness owed by The He-Ro Group, Inc. to Della Rounick and Hong J. Han. Incorporated by reference to
                           Exhibit 99.4 of Registrant's Form 10-Q for the quarter ended February 28, 1998.

         99.5 Letter agreement dated August 27, 1998, between The Nahdree Group, Inc. f/k/a The He-Ro Group, Inc., Nah Nah, HRNL, Inc., Registrant, certain other subsidiaries and Heller Financial, Inc., amending as of May 31, 1998, the Factoring and Revolving Inventory Loan and Security Agreement dated Decem-ber 24, 1997, between The He-Ro Group, Inc., Nah Nah, HRNL, Inc., Registrant, certain other subsidiaries and Heller Financial, Inc. Incorporated by reference to Exhibit 99.5 of Registrant's 1998 10-K.

-------------------
*        Exhibit filed herewith

         (b)      Reports on Form 8-K

                  There were no reports filed on Form 8-K for the three-month period ended August 31, 1998.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              THE NAHDREE GROUP, LTD.



Date:  October 15, 1998                       By: /s/ Hong J. Han
                                                 ------------------------------
                                                       Hong J. Han
                                                       President



Date:  October 15, 1998                            /s/ Chris Han
                                                  -----------------------------
                                                       Chris Han
                                                       Chief Financial Officer