Form 10-Q
period 1998-11-30
NAHDREE GROUP LTD
filed 1999-01-14
CIK 875043

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[ X ]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended NOVEMBER 30, 1998..................

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

                                  (212) 398-6161
              ....................................................
              (Registrant's telephone number, including area code)

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

Yes.........   No.........

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                  The number of shares of registrant's Common Stock, outstanding as of January 14, 1999, is 11,995,238 shares.

                    THE NAHDREE GROUP, LTD. AND SUBSIDIARIES

                                      INDEX

PART I -     FINANCIAL INFORMATION                                                      PAGE NO.
             ITEM 1.           FINANCIAL STATEMENTS (UNAUDITED):

                               Condensed Consolidated Balance Sheets November 30,
                               1998 and May 31, 1998 ................                      4

                               Condensed Statements of Operations
                               Three and Six Months Ended November 30,
                               1998 and 1997.........................                      5

                               Condensed Statements of Cash Flows
                               Six Months Ended November 30, 1998
                               and 1997..............................                      6

                               Condensed Notes to Consolidated
                               Financial Statements..................                      7

             ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                               OF FINANCIAL CONDITION AND RESULTS OF
                               OPERATIONS............................                      9

PART II -    OTHER INFORMATION ......................................                     14

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


                    THE NAHDREE GROUP, LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                          November 30,                  May 31,
                                                              1998                       1998
                                                           (UNAUDITED)
                     ASSETS
Current Assets:
  Cash..........................................             $     0                    $    93
                                                             -------                    -------
  Accounts receivable:
    Trade.......................................               1,820                        497
    Suppliers and other.........................               2,097                      1,649
                                                             -------                    -------
                                                               3,917                      2,146
  Inventory.....................................              13,418                     13,781
  Other current assets..........................                 200                        200
                                                             -------                    -------
       Total current assets.....................              17,535                     16,220
                                                             -------                    -------
Fixed assets - at cost, net of accumulated
  depreciation and amortization.................               1,014                      1,173
Intangibles.....................................              10,363                     10,933
Other assets....................................               1,067                      1,053
                                                             -------                    -------
                                                             $29,979                    $29,379
                                                             =======                    =======
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Cash Overdraft................................             $   407                    $   614
  Due to factor.................................               9,604                      6,883
  Accounts payable..............................               5,894                      5,857
  Current portion of capital lease obligation...                  20                         20
  Accrued expenses and other current
    liabilities.................................               1,616                      1,209
  Due to affiliate..............................               2,151                      2,151
                                                             -------                    -------
       Total current liabilities................              19,692                     16,734
                                                             -------                    -------
Long-term debt--stockholder--Subordinated.......               9,691                      9,691
Long-Term portion of capital lease obligation...                  36                         45
                                                             -------                    -------
                                                               9,727                      9,736
                                                             -------                    -------

Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.01 par value; 1,000,000
       authorized shares; no shares outstanding.                  --                         --
    Common stock, $.01 par value; 25,000,000
       authorized shares; issued and outstanding
       11,995,238 shares........................                 120                        120
    Additional paid-in capital..................               2,867                      2,867
    Accumulated deficit.........................              (2,427)                       (78)
                                                             --------                   --------
    Total stockholders' equity..................                 560                      2,909
                                                             -------                    -------
    Total liabilities and stockholders' equity..             $29,979                    $29,379
                                                             =======                    =======

The accompanying notes are an integral part of these consolidated statements.

                    THE NAHDREE GROUP, LTD. AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                   Three Months Ended                            Six Months Ended
                             Consolidated                                 Consolidated
                             November 30,      November 30,               November 30,       November 30,
                                 1998              1997                       1998               1997
                           ----------------  ----------------           ----------------   ----------------
                                              (Condensed from                               (Condensed from
                                             unaudited finan-                              unaudited finan-
                                              cial statements                               cial statements
                                                of Nah Nah                                    of Nah Nah
                                        Collection, Inc.) (Note 1)                    Collection, Inc.) (Note 1)



Net Sales..............         $12,180           $ 5,463                    $23,373            $10,602
Cost of sales..........           8,813             4,369                     15,507              8,118
                                -------           -------                    -------            -------
Gross profit...........           3,367             1,094                      7,866              2,484
Selling, general and
administrative expenses           3,980             1,273                      8,218              2,291
Amortization of goodwill            284                --                        569                 --
                                -------           -------                    -------            -------
Operating (loss)/income            (897)             (179)                      (921)               193
Interest Expense.......             748               117                      1,428                221
                                -------           -------                    -------            -------
Loss before
income taxes...........          (1,645)             (296)                    (2,349)               (28)
Provision for income
taxes..................              --                 6                         --                  6
                                -------           -------                    -------            -------
Net loss ..............         $(1,645)           $ (302)                   $(2,349)           $   (34)
                                ========          =======                    =======           ========
Basic and diluted loss
 per share.............         $ (0.14)           $(0.06)                   $ (0.20)           $ (0.01)
                                ==+====           =======                    =======            =======
Weighted average shares
outstanding............          11,995             5,278                     11,995              5,278
                                =======           =======                    =======            =======

The accompanying notes are an integral part of these consolidated statements.

                    THE NAHDREE GROUP, LTD. AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)

                                                         Consolidated
                                                       Six  Months Ended             Six  Months Ended
                                                       -----------------             -----------------
                                                       November 30, 1998             November 30, 1997
                                                       -----------------             -----------------
                                                                                      (Condensed from
                                                                                      unaudited fin-
                                                                                     ancial statement
                                                                                        of Nah Nah
                                                                                  Collection, Inc.) (Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income..........................               $(2,349)                      $   (34)
                                                            --------                      --------
  Adjustments to reconcile net (loss)  income to net
    cash (used in) provided by operating
    activities:
    Depreciation and amortization............                   787                            70
(Increase) decrease in assets:
  Trade receivables..........................                (1,323)                         (176)
  Other receivables..........................                  (448)                         (111)
  Inventories................................                   363                          (144)
  Other current assets.......................                     -                           (55)
Increase (decrease) in liabilities:
  Accounts payable...........................                    37                            49
  Accrued expenses and other current liabilities .              407                            (3)
                                                            --------                      --------
  Total adjustments..........................                  (177)                         (370)
                                                            --------                      --------
Net cash (used in)  provided by
 operating activities........................                (2,526)                         (404)
                                                            --------                      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of fixed assets................                   (58)                          (96)
  Increase in other assets...................                   (14)                            0
                                                            --------                      -------
Net cash used in investing activities........                   (72)                          (96)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advance (repayment)  of cash overdraft.....                  (207)                          195
  Increase (decrease) in bank loans..........                 2,721                           311
  Repayment of equipment lease...............                    (9)                           (6)
                                                            --------                      --------
    Net cash provided by (used in)
    financing activities.....................                 2,505                           500
NET (DECREASE) INCREASE IN CASH..............                   (93)                            0
                                                            --------                      --------
CASH, beginning of period....................                    93                             0
                                                            --------                      --------
CASH, end of period..........................               $     0                       $     0
                                                            ========                      ========

The accompanying notes are an integral part of these consolidated statements.

                    THE NAHDREE GROUP, LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                November 30, 1998

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

        The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

    The Company has sustained continuing net losses and for the three months ended November 30, 1998, incurred a substantial loss from operations of approximately $900,000, primarily attributable to "off-price" selling of out of season merchandise within certain divisions. Furthermore, the Company has depleted its working capital as of November 30, 1998. As a result, the Company has been unable to maintain compliance with certain of its financial covenants to its senior lender ("Heller") and as of January 13, 1999 has obtained a waiver of such defaults as at November 30, 1998. From time to time, Heller has extended seasonal and operational overadvances, however, there is no assurance future accommodations for such overadvances will continue. Curtailment of such overadvances by Heller would result in uncertainty as to the Company's ability to generate sufficient cash flow to support its operations or to continue as a going concern. Accordingly, the Company has undertaken numerous actions to reduce its overall operating costs and to reduce the levels of "off-price" selling. Additionally, management anticipates that it will continue to make other operational changes that will increase efficiency and profit margins.

        The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

        The financial information as of and for the three months and six months ended November 30, 1998 and 1997 has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair presentation of interim results. All such adjustments are of a normal and recurring nature. The foregoing interim results are not necessarily indicative of the results of operations for the full year ending May 31, 1999.

   2.    ACQUISITION

        On December 24, 1997, the Company purchased all of the outstanding capital stock of Nah Nah Collection, Inc. ("Nah Nah"). The transaction has been accounted for as a reverse acquisition. Accordingly, the accompanying financial statements present the unaudited consolidated historical results of operations of The Nahdree Group, Ltd. (which includes Nah Nah) for the three months and six months ended November 30, 1998 and the results of operations of Nah Nah, only, for the three months and six months ended November 30, 1997.

    3.  USE OF ESTIMATES

        Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

    4.  NEW ACCOUNTING PRONOUNCEMENTS

        In 1998, the AICPA issued Statement of Position 98-5 (SOP 98-5) "Reporting on the Costs of Start-up Activities". Pursuant to the provision of SOP 98-5, all costs associated with the start-up activities, including organization costs, should be expensed as incurred. Companies that previously capitalized such costs are required to write-off the unamortized portion of such costs as cumulative effect of a change of accounting principle. The adoption of SOP 98-5 will not have a significant impact on the Company's financial statements.


    5.    EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per share excludes dilution and is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.

        Diluted earnings (loss) per share is computed by dividing earnings
    (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. Options and warrants were not included in the computation of diluted earnings (loss) per share because the exercise price was greater then the market price of the stock.

    6.    INVENTORY

    Inventory is stated at the lower of cost (first-in, first-out) or market.

                                                       (In Thousands)

                                             November 30,              May 31,
                                             ------------           ------------
                                                1998                    1998
                                             (UNAUDITED)

      Finished goods...............            $ 9,405                 $11,470
      Raw materials and work in process          4,013                   2,311
                                               -------                 -------
                                               $13,418                 $13,781
                                               =======                 =======

   7.  SUPPLEMENTAL CASH FLOW INFORMATION

    Payments of income taxes were $8,000 and $6,000 for the six months ended November 30, 1998 and 1997, respectively. Payments of interest during the corresponding periods were $960,000 and $221,000 respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.


GENERAL

                  The following discussion provides information and analysis of the results of operations for the three-month and six-month periods ended November 30, 1998, of The Nahdree Group, Ltd. and its subsidiaries (collectively, the "Company"). The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

                  On December 24, 1997, The He-Ro Group, Ltd. ("He-Ro") acquired all the outstanding capital stock of Nah Nah Collection, Inc. ("Nah Nah"), in an acquisition (the "Acquisition") accounted for as a "reverse acquisition" and a purchase, thereby forming the Company. As a result, the operating results of the accounting acquiror (Nah Nah), rather than those of He-Ro, are the operating results which are reported herein for the three-month and six-month periods ended November 30, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

                  The Company has sustained continuing net losses from operations during the three months ended November 30, 1999, of approximately $900,000 (before interest expenses of about $750,000), as a result of which it has been unable to maintain compliance with the financial covenants in the Factoring and Revolving Inventory Loan and Security Agreement Dated December 24, 1997, as amended as of May 31,1998 (the "Heller Agreement"), with its senior lender, Heller Financial, Inc. ("Heller"). Such losses have been primarily attributable to greater-than-normal sales of inventory at close-out prices to generate liquidity, which has had a substantial negative effect on the Company's working capital. There is a significant possibility that the Company will continue to realize losses, which could result in its continued non-compliance with the aforesaid financial covenants. There is no assurance that, in such eventuality, Heller will be willing to extend or increase the level of overadvances, although Heller has, from time to time, extended seasonal and operational overadvances to the Company in the past, or that the Company will be able to generate adequate liquidity through other means. As a result, there is uncertainty as to the Company's ability to generate sufficient cash flow to support its operations or to continue as a going concern. The Company has undertaken numerous actions, including restructuring of its organization, to reduce its overall operating costs and its management anticipates that it will continue to make other operational changes that will increase efficiency and profit margins.

                  The financial statements contained elsewhere herein do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                  The Heller Agreement provides that Heller will (i) purchase eligible receivables and advance to specified operating affiliates of the Company up to 85% of the amount thereof, (ii) in its discretion make revolving loans, secured by a lien on assets, upon request in amounts up to approximately 60% of eligible finished goods inventory located in the United States, plus certain supplemental amounts (overadvances), and (iii) arrange for the issuance of letters of credit secured by funds available to the Company, provided that the amount of the loans and letters of credit outstanding at any time may not exceed $20,000,000 in the aggregate.

                  The Heller Agreement contains certain financial covenants, including that the Company's (i) tangible net worth shall not be less than $2.3 million during the fiscal year-ending May 31, 1999, (ii) working capital shall not be less than negative $515,000 at the end of any fiscal quarter, (iii) current ratio shall not be less than 1.30 to 1.00 at the end of any fiscal quarter, and (iv) capital expenditures shall not exceed $450,000 in a fiscal year. At November 30, 1998, the Company was in default of one covenant, requiring tangible net worth of $2.3 million, having a tangible net worth at such date of $1.0 million. The Company has entered into a letter agreement with Heller reducing the required tangible net worth covenant to $400,000 until January 31, 1999, at which date the $2.3 million requirement would again become effective unless a further accommodation is received from Heller. There is no assurance that such a further accommodation will be obtained, and the company has not made any alternative arrangements to deal with the possiblity that it is not obtained.

CHANGES IN FINANCIAL CONDITIONS

                  A comparison of the balance sheet of the Company as at November 30, 1998, with its balance sheet as at May 31, 1998, indicates that (i) total assets were $30.0 million at November 30, 1998, compared to $29.4 million at May 31, 1998, and (ii) working capital was a negative $2.2 million at November 30, 1998, as compared with negative $0.5 million at May 31, 1998. This decrease in working capital is a result of an increase in the amount of overadvances to the Company from Heller during the three-month period ended November 30, 1998.

RESULTS OF OPERATIONS

                  EXPLANATORY NOTE: The results of operations for the three-month and six-month periods ended November 30, 1997, are presented as if the Acquisition had taken place on June 1, 1997, and include the combination of (i) the operating results of Nah Nah for the three-month and six-month periods ended November 30, 1997, as reported in the unaudited condensed financial statements and notes thereto included elsewhere herein, plus (ii) the operating results of He-Ro as previously reported in He-Ro's Form 10-Q for the fiscal quarter ended November 30, 1997. Such figures are denoted by an (*).

                  THREE MONTHS ENDED NOVEMBER 30, 1998, COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1997.

                  The Company's net loss was $1.7 million for the three-month period ended November 30, 1998, compared to $0.8* million for the three-month period ended November 30, 1997. Such increase in net loss is a result of the factors discussed below.

                  The net sales for the three-month period ended November 30, 1998, were $12.2 million compared to $16.4* million for the three-month period ended November 30, 1997. The decline in net sales is attributable to (i) the closing of eight out of 25 of the Company's retail stores and the reduction in size of several other of its stores, and (ii) the shut down of the Company's NNP private label and Nahdree LifeStyle divisions.

                  The cost of sales from operations for the three-month period ended November 30, 1998, was $8.8 million (72.4% of net sales) compared to $11.4* million (69.7%) for the three-month period ended November 30, 1997. The increase in the ratio of cost of sales to net sales is attributable to an increase in the proportion of products sold at deep-discount close out sale prices in comparison with previous quarters. As a result, the Company's profit margin for the three-month period ended November 30, 1998, was significantly reduced to $3.4 million (27.6%), compared with $5.0* million (30.3%) for the three-month period ended November 30, 1997.

                  Selling, general and administrative expenses for the three-month period ended November 30, 1998, was $4.0 million (32.7%) compared to $5.1* million (30.8%) for the three-month period ended November 30, 1997. Such decrease in selling, general and administrative expenses is attributable to (i) the planned elimination of overlapping functions of Nah Nah and He-Ro, (ii) the costs eliminated due to the closing and reduction in size of its retail stores referred to above, and (iii) costs eliminated due to the closing of two of the Company's divisions discussed above.
---------------------
*        See Explanatory Note at Top of Section

                  SIX MONTHS ENDED NOVEMBER 30, 1998, COMPARED TO SIX MONTHS ENDED NOVEMBER 30, 1997.

                  The Company's net loss for the six-month period ended November 30, 1998, was $2.3 million, as compared with $1.7* million for the six-month period ended November 30, 1997. Such increase in net loss is a result of the factors discussed below.

                  Net sales for the six-month period ended November 30, 1998, were $23.4 million as compared to $31.4* million for the six-month period ended November 30, 1997. The decline in net sales is attributable to (i) the closing of eight out of 25 of the Company's retail stores and the reduction in size of several other of its stores, and (ii) the shut down of the Company's NNP private label and Nahdree LifeStyle divisions.

                  The cost of sales from operations for the six-month period ended November 30, 1998, were $15.5 million (66.2% of net sales), compared to $21.6* million (68.8%) for the six-month period ended November 30, 1997. The decrease in cost of sales is principally attributable to the shut down of the Company's NNP private label and Nahdree LifeStyle divisions. As a result gross profit for the six-month period ended November 30, 1998, was $7.9 million (33.8%), compared with $9.9* million (31.2%) for the comparable period in 1997.

                  Selling, general and administrative expenses for the six-month period ended November 30, 1998, was $8.2 million (35.0%) compared to $10.1* million (32.2%) for the six-month period ended November 30, 1997. Such decrease in selling, general and administrative expenses is attributable to (i) the planned elimination of overlapping functions of Nah Nah and He-Ro, (ii) the costs eliminated due to the closing and reduction in size of its retail stores referred to above, and (iii) costs eliminated due to the closing of two of the Company's divisions discussed above.
---------------------
*        See Explanatory Note at Top of Section


YEAR 2000 PROBLEM.

                  The Company has retained a consulting firm to implement upgrades to its management information computer systems to deal with the Year 2000 problem. The Company uses its management information systems to coordinate and monitor the components of its business and provide its management with information it needs to make informed decisions. Such systems were designed to provide the Company with, among other things, comprehensive order processing, predictions, accounting and management information for the marketing, manufacturing, importing and distribution functions of the Company's business.

                  The Company's consultant has assessed the Year 2000 readiness of the Company's systems and commenced the renovation of the Company's software and hardware to rectify Year 2000 problems which it has identified. The Company has increased the estimate of its costs to make the necessary modifications of its computer systems from $150,000 to $200,000, of which approximately $15,000 has been paid or accrued, and believes that such modifications will be able to be completed by September 1999, which will enable the renovations to be fully-effective by December 31, 1999.

                  There can be no assurance that the renovations described above will accomplish their objectives or that the aforesaid estimated costs may not increase as such renovations are made. The Company will expense all such costs as they are incurred. In order to assess and remedy the Year 2000 problem, the Company has foregone certain planned information system projects, including a hardware upgrade, a custom code upgrade, the installation of a test system, and a system and integration test.

                  The failure to correct the Year 2000 problem could result in an interruption of certain normal business activities or operations. Such interruption could have an adverse affect on the Company's results of operations, liquidity, and financial condition. There is general uncertainty inherent in the Year 2000 problem, particularly with regards to the effects the failure of computer systems operated by the Company's suppliers and vendors might have on the Company's operations.

                           PART II - OTHER INFORMATION


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                  In December 1997, Mr. Hong J. Han acquired from Mrs. Della Rounick, subordinated indebtedness of the Company to the Estate of Herbert Rounick (of which Mrs. Rounick is executrix) in the amount of $5,482,117 (Mrs. Rounick retained $1,209,064 of such indebtedness). Such debt (i) bears interest at 9.278% per annum payable on the first of each month commencing January 1, 1998, or otherwise on demand, and (ii) is subordinated to Heller (see "Liquidity and Capital Resources" above) pursuant to the Subordination Agreement dated December 24, 1997, among Mr. Han, Mrs. Rounick, He-Ro and Heller. The Company has defaulted on the payment of interest to Mr. Han and Mrs. Rounick on such indebtedness, and at January 14, 1999, is in arrears in the amount of $660,040 on the payment of such interest.

                  In December 1997, Mr. Han also acquired all of the obligations due and owing by the Company to its former bank group in the aggregate principal amount of $2,750,000. These obligations are evidenced by term notes bearing interest at 2% above the prime rate. Pursuant to the terms of the Subordination and Intercreditor Agreement dated December 24, 1997, between Heller and Mr. Han, such indebtedness is subordinated to Heller (see "Liquidity and Capital Resources" above). The Company has defaulted on the payment of interest to Mr. Han on such indebtedness, and at January 14, 1999, is in arrears in the amount of $226,932 on the payment of such interest.


ITEM 5.           OTHER INFORMATION.


OLEG CASSINI LICENSE

                  The Company's license agreement with Oleg Cassini, Inc. to use the trademark "Oleg Cassini" in conjunction with its proprietary "Black Tie" trademark expires on May 31, 1999, by its terms. The Company's management has advised Oleg Cassini, Inc. that it does not intend to renew such license agreement.

ITEM 6.           EXHIBITS AND OTHER REPORTS ON FORM 8-K.

           (a)        Exhibits

           3.1        Restated Certificate of Incorporation of Registrant.
                      Incorporated by reference to Exhibit 3.1 of Registrant's
                      Annual Report on Form 10-K for the fiscal year ended May 31, 1995 ("Registrant's 1995 10-K").

           3.2        Certificate of Amendment to Articles of Incorporation of
                      Registrant changing the name of Registrant to The Nahdree
                      Group, Ltd., effective May 31, 1998. Incorporated by reference to Exhibit 3.2 of Registrant's Annual Report on Form 8-K for
                      the fiscal year ended May 31, 1998 ("Registrant's 1998 10-K").

           3.3 By-Laws of Registrant, as amended. Incorporated by reference to Exhibit 3.2 of Registrant's 1995 10-K.

           4.1        Specimen Certificate of Common Stock of Registrant.
                      Incorporated by reference to Exhibit 4.1 of Registrant's 1998
                      10-K.

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

           10.3       Guaranty by Registrant and its subsidiaries in favor of Hong
                      J. Han and Della Rounick as Executrix of the Estate of Herbert
                      Rounick dated December 24, 1997. Incorporated by reference to
                      Exhibit 10.3 of Registrant's Form 10-Q for the quarter ended
                      February 28, 1998.

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

           10.7       Agreement dated July 30, 1997, among Nah Nah, C.A.S. Designs,
                      Inc. and Constance Saunders. Incorporated by reference to
                      Exhibit 10.7 of Registrant's Form 10-Q for the quarter ended
                      February 28, 1998.

           10.8       Employment Agreement dated January 1, 1997, between Nah Nah, and Victor Costa. Incorporated by reference to Exhibit 10.8 of
                      Registrant's Form 10-Q for the quarter ended February 28,
                      1998.

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

           10.10.3    Agreement dated December 30, 1997, between The HeRo Group,
                      Inc., and Oleg Cassini, Inc., amending the Cassini License.
                      Incorporated by reference to Exhibit 10.4 of Registrant's Form
                      10-Q for the quarter ended February 28, 1998.

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

           99.2       Factoring Agreement dated December 24, 1997, among The He-Ro
                      Group, Inc., HRNL, Inc., Nah Nah, Registrant, certain other subsidiaries and Heller Financial, Inc. Incorporated by reference to Exhibit 99.1 of Registrant's Current Report on
                      Form 8-K dated December 31, 1997.

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

                      Financial, Inc., amending as of May 31, 1998, the
                      Factoring and Revolving Inventory Loan and Security
                      Agreement dated December 24, 1997, between The He-Ro
                      Group, Inc., Nah Nah, HRNL, Inc., Registrant, certain other subsidiaries and Heller Financial, Inc.
                      Incorporated by reference to Exhibit 99.5 of Registrant's
                      1998 10-K.

       *99.6          Letter agreement dated January 14, 1999, between The
                      Nahdree Group, Inc. f/k/a The He-Ro Group Inc., Nah Nah,
                      HRNL, Inc., Registrant, certain other subsidiaries and Heller Financial, Inc., waiving default of certain covenants under the Factoring and Revolving Inventory
                      Loan and Security Agreement dated December 24, 1997, between The He-Ro Group, Inc. Nah Nah, HRNL, Inc.,
                      Registrant, certain other subsidiaries and Heller
                      Financial, Inc.


-------------------
*        Exhibit filed herewith

         (b)      Reports on Form 8-K

                  There were no reports filed on Form 8-K for the three-month period ended November 30, 1998.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            THE NAHDREE GROUP, LTD.



Date:  January 14, 1999                     By:      /s/ Hong J. Han
                                                     ----------------
                                                     Hong J. Han
                                                     President



Date:  January 14, 1999                              /s/ Chris Han
                                                     ----------------
                                                     Chris Han
                                                     Chief Financial Officer