Form 10-Q
period 1999-02-28
NAHDREE GROUP LTD
filed 1999-04-14
CIK 875043

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended FEBRUARY 28, 1999..................

                                      OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from.....................to..........................

Commission File Number 1-10860.................................................

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

Yes.........   No.........

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

            The number of shares of registrant's Common Stock, outstanding as of April 14, 1999, is 11,995,238 shares.

                    THE NAHDREE GROUP, LTD. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION                                       PAGE NO.
      ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED):

                  Condensed Consolidated Balance Sheets
                  February 28, 1999, and May 31, 1998.....               4

                  Condensed Consolidated Statements of
                  Operations Three and Nine Months Ended
                  February 28, 1999 and 1998..............               5

                  Condensed Consolidated Statements of
                  Cash Flows Nine Months Ended February
                  28, 1999 and 1998.......................               6

                  Condensed Notes to Consolidated
                  Financial Statements....................               7

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS..............................               9

PART II - OTHER INFORMATION...............................              15

                        PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
                   THE NAHDREE GROUP, LTD. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                       February 28,       May 31,
                                                          1999             1998
                                                      (UNAUDITED)
                          ASSETS
Current Assets:
  Cash .........................................        $      0         $     93
                                                        --------         --------
Accounts receivable:
   Trade-net ...................................           1,958              497
   Suppliers and other .........................           1,772            1,649
                                                        --------         --------
                                                           3,730            2,146
  Inventory ....................................          14,431           13,781
  Other current assets .........................             252              200
                                                        --------         --------
       Total current assets ....................          18,413           16,220
                                                        --------         --------
Fixed assets - at cost, net of accumulated
  depreciation and amortization ................           1,040            1,173
Intangibles ....................................          10,079           10,933


 Other assets ..................................           1,045            1,053
                                                        --------         --------
                                                        $ 30,577         $ 29,379
                                                        ========         ========
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Cash Overdraft ...............................        $    369         $    614
  Due to factor ................................           9,050            6,883
  Accounts payable .............................           6,198            5,857
  Current portion of capital lease obligation ..              20               20
  Accrued expenses and other current
    liabilities ................................           1,686            1,209
  Due to affiliate .............................           2,151            2,151
                                                        --------         --------
       Total current liabilities ...............          19,474           16,734
                                                        --------         --------
Long-term debt--stockholder--Subordinated ......           9,691            9,691
Long-Term portion of capital lease obligation ..              32               45
                                                        --------         --------
                                                           9,723            9,736
                                                        --------         --------
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.01 par value; 1,000,000
       authorized shares; no shares outstanding               --               --
    Common stock, $.01 par value; 25,000,000
       authorized shares; issued and outstanding
       11,995,238 shares .......................             120              120
    Additional paid-in capital .................           2,867            2,867
    Accumulated deficit ........................          (1,607)             (78)
                                                        --------         --------
    Total stockholders' equity .................           1,380            2,909
                                                        --------         --------
    Total liabilities and stockholders' equity .        $ 30,577         $ 29,379
                                                        ========         ========

The accompanying notes are an integral part of these consolidated statements.

                    THE NAHDREE GROUP, LTD. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                                THREE MONTHS ENDED                      NINE MONTHS ENDED
                                        FEBRUARY 28,         FEBRUARY 28,         FEBRUARY 28,        FEBRUARY 28,
                                           1999                 1998                 1999                 1998
                                         --------             --------             --------             -------
Net Sales ...................            $ 11,275             $ 10,736             $ 34,648             $ 21,339
Cost of sales ...............               7,138                7,648               22,645               15,767
                                         --------             --------             --------             --------
Gross profit ................               4,137                3,088               12,003                5,572
Selling, general and
administrative expenses .....               3,361                3,033               11,579                5,324
Amortization of goodwill ....                 285                  190                  854                  190
                                         --------             --------             --------             --------
Operating income/(loss) .....                 491                 (135)                (430)                  58
                                         --------             --------             --------             --------
Other income (expense)
 Interest expense ...........                (621)                (421)              (2,049)                (642)
 Insurance settlement .......                 950                   --                  950                   --
                                         --------             --------             --------             --------
Income (loss) before
provision for income taxes ..                 820                 (556)              (1,529)                (584)

Provision for income
taxes .......................                  --                   --                   --                  149
                                         --------             --------             --------             --------
Net income  (loss) ..........            $    820             $   (556)            $ (1,529)            $   (733)
                                         ========             ========             ========             ========
Basic and diluted gain (loss)
 per share ..................            $   0.07             $  (0.05)            $  (0.13)            $  (0.11)
                                         ========             ========             ========             ========
Weighted average shares
outstanding .................              11,995               10,279               11,995                6,926
                                         ========             ========             ========             ========

The accompanying notes are an integral part of these consolidated statements.

                    THE NAHDREE GROUP, LTD. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (UNAUDITED)

                                                          NINE MONTHS ENDED    NINE  MONTHS ENDED
                                                          FEBRUARY 28, 1999    FEBRUARY 28, 1998
                                                          -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .........................................            $(1,529)            $  (733)
                                                                -------             -------
  Adjustments to reconcile net loss to net cash (used
    in) provided by operating activities:
    Depreciation and amortization ..................              1,151                 354
    Deferred income taxes ..........................                 --                 143
(Increase) decrease in assets:
  Trade receivables ................................             (1,461)              2,710
  Other receivables ................................               (123)               (145)
  Due to factor ....................................                 --               6,380
  Inventories ......................................               (650)             (1,407)
  Other current assets .............................                (52)                 17
  Other assets .....................................                  8                (263)

Increase (decrease) in liabilities:
  Accounts payable .................................                341               1,779
  Accrued expenses and other current liabilities ...                477                (338)
                                                                -------             -------
  Total adjustments ................................               (309)              9,230
                                                                -------             -------
Net cash (used in)  provided by
 operating activities ..............................             (1,838)              8,497
                                                                -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of fixed assets ......................               (164)               (538)
                                                                -------             -------
Net cash used in investing activities ..............               (164)               (538)
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Repayment) advance of cash overdraft ............               (245)                320
  Increase (decrease) in bank loans ................              2,167              (8,148)
  Repayment of equipment lease .....................                (13)                (10)
                                                                -------             -------
    Net cash provided by (used in)
    financing activities ...........................              1,905              (7,838)
NET (DECREASE) INCREASE IN CASH ....................                (93)                121
                                                                -------             -------
CASH, beginning of period ..........................                 93                   0
                                                                -------             -------
CASH, end of period ................................            $     0             $   121
                                                                =======             =======


The accompanying notes are an integral part of these consolidated statements.

                    THE NAHDREE GROUP, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                February 28, 1999

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

      The financial information as of and for the three months and nine months ended February 28, 1999 and 1998, has been prepared in accordance with the Company's customary accounting practices and has not been audited.
      In the opinion of management, the information presented reflects all adjustments necessary for a fair presentation of interim results. All such adjustments are of a normal and recurring nature. The foregoing interim results are not necessarily indicative of the results of operations for the full year ending May 31, 1999.


2.    ACQUISITION

      On December 24, 1997, the Company purchased all of the outstanding capital stock of Nah Nah Collection, Inc. ("Nah Nah"). The transaction has been accounted for as a reverse acquisition. Accordingly, the accompanying financial statements present the unaudited consolidated historical results of operations of The Nahdree Group, Ltd. (which includes Nah Nah) for the three months and nine months ended February 28, 1999, and 1998.


3.    USE OF ESTIMATES

      Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.


4.    NEW ACCOUNTING PRONOUNCEMENTS

      In 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This statement, which becomes effective in 1999, requires that certain costs of developing or obtaining software for internal use be capitalized. The Company does not expect the statement to have a material effect on the Company's financial position, results of operations or cash flows.

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


6.    INVENTORY

      Inventory is stated at the lower of cost (first-in, first-out) or market, and at February 28, 1999, a majority of the inventory was calculated using the gross profit method.

                                                          (In Thousands)
                                                    February 28,        May 31,
                                                        1999             1998
                                                      --------         --------
                                                    (UNAUDITED)
      Finished goods.....................             $ 11,358         $ 11,470

      Raw materials and work in process                  3,073            2,311
                                                      --------         --------
                                                      $ 14,431         $ 13,781
                                                      ========         ========

7.    SUPPLEMENTAL CASH FLOW INFORMATION

      Payments of income taxes were $9,265 and $8,000 for the nine months ended February 28, 1999 and 1998, respectively. Payments of interest during the corresponding periods were $1,278,062 and $445,000 respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


GENERAL

            The following discussion provides information and analysis of the results of operations for the three-month and nine-month periods ended February 28, 1999, of The Nahdree Group, Ltd. and its subsidiaries (collectively, the "Company"). The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included else where herein.

            On December 24, 1997, The He-Ro Group, Ltd. ("He-Ro") acquired (the "Acquisition") all the outstanding capital stock of Nah Nah Collection, Inc. ("Nah Nah"), from Hong J. Han, President and sole shareholder of Nah Nah, in exchange for the issuance by He-Ro to Mr. Han of 5,277,905 shares of Common Stock (equivalent to 44% of the combined entities' issued and outstanding capital stock). In addition, Della Rounick, the principal shareholder of He-Ro, granted to Mr. Han an irrevocable proxy to vote the 4,430,748 shares of Common Stock owned by her, giving Mr. Han the voting control over a total of 80.9% of the Company's issued and outstanding Common Stock. Such Acquisition was accounted for as a "reverse acquisition". The He-Ro Group, Ltd. subsequently changed its name to The Nahdree Group, Ltd., effective May 31, 1998.

            Since the beginning of the fiscal-year ending May 31, 1999, the Company has been implementing cost-cutting measures in order to reduce the Company's cost of operations and increase profitability. To such end, the Company has (i) closed ten out of 25 of its retail stores, and reduced the size of several other of its stores, (ii) eliminated overlapping functions of He-Ro and Nah Nah, thereby decreasing the size of the Company's workforce from approximately 300 employees to 212, and (iii) shut down its NNP private label, Nahdree Lifestyle and Constance Saunders by Nahdree (after the end of the three-month period ended February 28, 1999, See "Item 5. Other Information" below) divisions due to unprofitablity. Such cost-cutting measures and a non-recurring receipt of $950,000 of insurance proceeds (See "Results of Operations" below) have improved the Company's operating results during the three-month period ended February 28, 1999.

            The Company's principal selling seasons are the Spring and Fall seasons. The Company's Spring season begins in December and ends in May, and the Fall season begins in June and ends in November. Products sold under the Company's NiteLine and Black Tie by Oleg Cassini labels have historically achieved higher sales in the Fall season while products under the Company's Nah Nah Collection and Victor Costa by Nahdree labels have achieved higher sales in the Spring.

LIQUIDITY AND CAPITAL RESOURCES

            The Company receives financing from Heller Financial, Inc. ("Heller"), pursuant to a Factoring and Revolving Inventory Loan and Security Agreement dated December 24, 1997, as amended as of May 31, 1998 (the "Heller Agreement"). The Heller Agreement provides that Heller will (i) purchase up to 85% of the amount of eligible receivables, (ii) in its discretion make revolving loans, secured by a lien on assets, upon request in amounts up to approximately 60% of eligible finished goods inventory located in the United States, plus certain supplemental amounts (over-advances), and (iii) arrange for the issuance of letters of credit secured by funds available to the Company, provided that the amount of the loans and letters of credit outstanding at any time may not exceed $20,000,000 in the aggregate. The Heller Agreement contains certain financial covenants, including that the Company's
(i) Tangible Net Worth shall not be less than $2.3 million at the end of each Fiscal Quarter during the Fiscal Year ending May 31, 1999, and increasing amounts thereafter, (ii) Working Capital shall not be less than negative $515,000 at the end of any Fiscal Quarter, (iii) Current Ratio shall not be less than 1.30 to 1.00 at the end of any Fiscal Quarter, and (iv) Capital Expenditures shall not exceed $450,000 in a Fiscal Year. At the end of the Fiscal Quarter ending February 28, 1999, such amounts (as defined in the Heller Agreement, dollar amounts in thousands) were: Tangible Net Worth: $2,345, Working Capital: $1,090, Current Ratio: 1.77 to 1.00, and Capital Expenditures during 1999: $164. Accordingly, the Company is in compliance with each of the foregoing covenants.

           For the three-month period ended February 28, 1999, the Company realized income from operations of $491,000, before interest expense of $621,000 and a non-recurring insurance recovery of $950,000, resulting in net income of $820,000. For the nine-month period ended February 28, 1999, the Company incurred a loss from operations of $430,000, before interest expense of $2.049 million and a non-recurring insurance recovery of $950,000, resulting in net loss of $1.529 million. The aforesaid operating results have resulted in an increase in Tangible Net Worth to the level indicated in the preceding paragraph, bringing the Company into compliance with the financial covenants in the Heller Agreement. However, there is no assurance that net losses will not recur or that the Company's Tangible Net Worth will continue to increase, even though the current trend in operating results suggests that such growth is likely to continue.

            In the event that the Company should realize continued losses and cease to be in compliance with the financial covenants in the Heller Agreement, Heller might not be willing to extend or increase the level of over-advances (or make other accommodations), although Heller has from time to time extended seasonal and operational over-advances to the Company in the past, and the Company might not be able to generate adequate liquidity through other means. The Company's management believes, however, that as a result of the cost reduction measures it has taken to improve the Company's operating results (see "General" above), it will be able either to maintain compliance with the aforesaid covenants or find other sources for needed liquidity.


CHANGES IN FINANCIAL CONDITIONS

            A comparison of the balance sheet of the Company as at February 28, 1999, with its balance sheet as at May 31, 1998, indicates that (i) total assets were $30.6 million at February 28, 1999, compared to $29.4 million at May 31, 1998, and (ii) working capital was negative $1.1 million at February 28, 1999, as compared with negative $0.5 million at May 31, 1998. This decrease in working capital is a result of an increase in the amount of overadvances to the Company from Heller during the nine-month period ended February 28, 1999.


RESULTS OF OPERATIONS

            EXPLANATORY NOTE: The results of operations for the historical three-month and nine-month periods ended February 28, 1998, which are presented for comparative purposes, are presented as if the Acquisition had taken place on June 1, 1997.

            THREE MONTHS ENDED FEBRUARY 28, 1999, COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1998.

            The Company's net income was $0.8 million for the three-month period ended February 28, 1999, compared to a loss of $1.3 million for the three-month period ended February 28, 1998. Such increase in net income is a result of the factors discussed below.

            The net sales for the three-month period ended February 28, 1999, were $11.3 million compared to $12.3 million for the three-month period ended February 28, 1998. The decrease in net sales is attributable to (i) the closing of ten out of 25 of the Company's retail stores and (ii) the shut down of the Company's NNP private label and Nahdree Lifestyle divisions.

            The cost of sales from operations for the three-month period ended February 28, 1999, was $7.1 million (62.8% of net sales) compared to $8.9 million (72.3%) for the three-month period ended February 28, 1998. The decrease in the ratio of cost of sales to net sales is attributable to the shut down of the Company's NNP private label and Nahdree Lifestyle divisions. As a result, the Company's gross profit for the three-month period ended February 28, 1999, was increased to $4.1 million (37.2%), compared with $3.4 million (27.6%) for the three-month period ended February 28, 1998.

            Selling, general and administrative expenses for the three-month period ended February 28, 1999, were $3.4 million (30.1%) compared to $3.9 million (31.7%) for the three-month period ended February 28, 1998. Such decrease in selling, general and administrative expenses is attributable to the reduction in size of the Company's workforce as discussed in General above.

            In addition to the factors discussed above, the Company received other income of $950,000 during the three-month period ended February 28, 1999. Such other income represents insurance proceeds received in settlement of an insurance claim by the Company arising out of a fire in the Company's public warehouse in Secaucus, New Jersey on December 9, 1998.

            NINE MONTHS ENDED FEBRUARY 28, 1999, COMPARED TO NINE MONTHS ENDED FEBRUARY 28, 1998.

            The Company's net loss for the nine-month period ended February 28, 1999, was $1.5 million, as compared with $3.1 million for the nine-month period ended February 28, 1998. Such improvement in operating results is a result of the factors discussed below.

            Net sales for the nine-month period ended February 28, 1999, were $34.6 million as compared to $43.7 million for the nine-month period ended February 28, 1998. The decrease in net sales is attributable to (i) the closing of ten out of 25 of the Company's retail stores and (ii) the shut down of the Company's NNP private label and Nahdree Lifestyle divisions.

            The cost of sales from operations for the nine-month period ended February 28, 1999, were $22.6 million (65.3% of net sales), compared to $30.4 million (69.5%) for the nine-month period ended February 28, 1998. The decrease in cost of sales as a percentage of net sales is principally attributable to the shut down of the Company's NNP private label and Nahdree LifeStyle divisions. As a result, gross profit for the nine-month period ended February 28, 1999, was $12.0 million (34.7%), compared with $13.3 million (30.4%) for the comparable period in 1998.

            Selling, general and administrative expenses for the nine-month period ended February 28, 1999, were $11.6 million (33.5%) compared to $14.1 million (32.3%) for the nine-month period ended February 28, 1998. Such decrease in selling, general and administrative expenses is attributable to the reduction in size of the Company's workforce (See "General" above).


YEAR 2000 PROBLEM.

            The Company has retained a consulting firm (the "Consultant") to implement upgrades to its management information computer systems to deal with the Year 2000 problem. The Company uses its management information systems to coordinate and monitor the components of its business and provide its management with information it needs to make informed decisions. Such systems were designed to provide the Company with, among other things, comprehensive order processing, predictions, accounting and management information for the marketing, manufacturing, importing and distribution functions of the Company's business.

            The Consultant has commenced the renovation of the Company's software and hardware to rectify Year 2000 problems which it has identified. Currently, the Consultant is consolidating the He-Ro systems with the Nah Nah systems in a Year 2000 compliant IBM mainframe. Upon completion of such consolidation, the Consultant will test such systems to ensure Year 2000 readiness. At present, the Company believes that the foregoing renovations can be completed (i) within its estimated costs of between $150,000 and $200,000, and (ii) by its estimated completion date of September 1999, which will enable such renovations to be fully effective by December 31, 1999.

            There can be no assurance that the renovations described above will accomplish their objectives or that the aforesaid estimated costs may not increase as such renovations are made. The Company will expense all such costs as they are incurred. In order to assess and remedy the Year 2000 problem, the Company continues to forego certain planned information system projects, including a hardware upgrade, a custom code upgrade, the installation of a test system, and a system and integration test.

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

                           PART II - OTHER INFORMATION


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

            In December 1997, Mr. Hong J. Han acquired from Mrs. Della Rounick, subordinated indebtedness of the Company to the Estate of Herbert Rounick (of which Mrs. Rounick is executrix) in the amount of $5,482,117 (Mrs. Rounick retained $1,209,064 of such indebtedness). Such debt (i) bears interest at 9.278% per annum payable on the first of each month commencing January 1, 1998, or otherwise on demand, and (ii) is subordinated to Heller (see "Liquidity and Capital Resources" above) pursuant to the Subordination Agreement dated December 24, 1997, among Mr. Han, Mrs. Rounick, He-Ro and Heller. The Company has defaulted on the payment of interest to Mr. Han and Mrs. Rounick on such indebtedness, and at April 14, 1999, is in arrears in the amount of $815,245 on the payment of such interest.

            In December 1997, Mr. Han also acquired all of the obligations due and owing by the Company to its former bank group in the aggregate principal amount of $2,750,000. These obligations are evidenced by term notes bearing interest at 2% above the prime rate. Pursuant to the terms of the Subordination and Intercreditor Agreement dated December 24, 1997, between Heller and Mr. Han, such indebtedness is subordinated to Heller (see "Liquidity and Capital Resources" above). The Company has defaulted on the payment of interest to Mr. Han on such indebtedness, and at April 14, 1999, is in arrears in the amount of $294,109 on the payment of such interest.


ITEM 5. OTHER INFORMATION.

            The Constance Saunders by Nahdree division was shut down by management effective March 26, 1999. The closing of such division is part of management's comprehensive plan to improve the Company's operating results. (See "General" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations above.)


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

      10.8 Employment Agreement dated January 1, 1997, between Nah Nah, and Victor Costa. Incorporated by reference to Exhibit 10.8 of Registrant's Form 10- Q for the quarter ended February 28, 1998.

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

      99.4 Subordination Agreement dated December 24, 1997, among Della Rounick, Hong J. Han, The He-Ro Group, Inc., and Heller Financial Inc. subordinating indebtedness owed by The He-Ro Group, Inc. to Della Rounick and Hong J. Han. Incorporated by reference to Exhibit 99.4 of Registrant's Form 10- Q for the quarter ended February 28, 1998.

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

      99.6 Letter agreement dated January 14, 1999, between The Nahdree Group, Inc. f/k/a The He-Ro Group, Inc., Nah Nah, HRNL, Inc., Registrant, certain other subsidiaries and Heller Financial, Inc., waiving Existing Defaults under the Factoring and Revolving Inventory Loan and Security Agreement dated December 24, 1997, between The He-Ro Group, Inc., Nah Nah, HRNL, Inc., Registrant, certain other subsidiaries and Heller Financial, Inc. Incorporated by reference to Exhibit 99.6 of Registrant's Form 10-Q for the quarter ended November 30, 1998.

    *99.7 Letter agreement dated January 27, 1999, between The Nahdree Group, Inc. f/k/a The He-Ro Group, Inc., Nah Nah, HRNL, Inc., Registrant, certain other subsidiaries and Heller Financial, Inc., superseding the letter agreement dated January 14, 1999 and waiving Existing Defaults under the Factoring and Revolving Inventory Loan and Security Agreement dated December 24, 1997, between The He-Ro Group, Inc., Nah Nah, HRNL, Inc., Registrant, certain other subsidiaries and Heller Financial, Inc.

-------------------

*     Exhibit filed herewith

      (b)   Reports on Form 8-K

            There were no reports filed on Form 8-K for the three-month period ended February 28, 1999.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          THE NAHDREE GROUP, LTD.



Date:  April 14, 1999                     By:   /s/ Hong J. Han
                                                ----------------
                                                Hong J. Han
                                                President



Date:  April 14, 1999                           /s/ Chris Han
                                                ----------------
                                                Chris Han
                                                Chief Financial Officer



0246H